Form 10QSB
period 2001-06-30
FOXY JEWELRY INC
filed 2001-08-14
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 0-32795
--------------------------------------------------------------------------

                            FOXY JEWELRY, INC.
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


         Nevada                                 88-0442629
-------------------------------            ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)



            2620 So. Maryland Parkway #402, Las Vegas, Nevada 89109
           --------------------------------------------------------
           (Address of principal executive offices)   (Zip Code)

                 Issuer's telephone number (702) 471-7106
                                           --------------


               2038 S. Palm St., #462 Las Vegas, Nevada  89104
-----------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

-------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ ]     No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 2,027,700 common shares issued and outstanding, as of June 30, 2001. Preferred shares none issued nor outstanding as of June 30, 2001.


Traditional Small Business Disclosure Format (check one)

                                          Yes [ ]     No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-12

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2001, follow.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                  330 E. Warm Springs
                                                 Las Vegas, NV  89119
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------


Board of Directors
Foxy Jewelry, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Foxy Jewelry, Inc. (a
Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the six-months ended June 30, 2001 and 2000 and for the period December 12, 1997 (Inception) to June 30, 2001, and statements of cash flows for the six-month period ending June 30, 2001 and 2000 and for the period December 12, 1997 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Foxy Jewelry, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 9, 2001, I expressed an unqualified opinion on those financial statements.

August 10, 2001

/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA

                             Foxy Jewelry, Inc.
                       (a Development Stage Company)
                                Balance Sheet


BALANCE SHEET
                                     (unaudited)
                                       June 30,             December 31,
                                         2001                   2000
                                       ---------             ------------
Assets

Current assets:
  Cash                                 $  2,110                $ 10,975
  Inventory                               8,224                   3,300
                                       --------                --------
    Total current assets                 10,334                  14,275

  Web development costs, net              2,500                   2,850
                                       --------                --------
                                       $ 12,834                $ 17,125
                                       ========                ========

Liabilities and Stockholder's Equity

Current liabilities:                   $      -                $      -
                                       --------                --------
    Total current liabilities                 -                       -
                                       --------                --------
Stockholder's equity:

  Preferred stock, $0.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding          -                       -

  Common stock, $0.001 par value,
    15,000,000 shares authorized,
    2,027,700 shares issued and
    outstanding                           2,028                   2,028
  Additional paid-in capital             27,857                  27,857
  Deficit accumulated during
    development stage                   (17,051)                (12,760)
                                       --------                --------
                                         12,834                  17,125
                                       --------                --------
                                       $ 12,834                $ 17,125
                                       ========                ========


The accompanying notes are an integral part of these financial statements.

                             Foxy Jewelry, Inc.
                      (a Development Stage Company)
                          Statement of Operations
                               (unaudited)


STATEMENT OF OPERATIONS

                                                                   March 29,
                       Three Months Ending  Six Months Ending        2000
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------
Revenue                 $  1,100   $      -  $  1,100  $      -  $  1,100
                        --------   --------  --------  --------  --------
Expenses:
  General
  administrative
  expenses                  4,587     1,417     5,041     2,417    17,651
  Amortization                150         -       350         -       500
                        --------   --------  --------  --------  --------
     Total expenses         4,737     1,417     5,391     2,417    18,151
                        --------   --------  --------  --------  --------
Net (loss)              $  (3,637)   (1,417) $ (4,291) $ (2,417) $(17,051)
                        ========   ========  ========  ========  =========

Weighted average
  number of common
  shares outstanding   2,027,700   1,500,000  2,027,700  1,500,000  1,792,309
                       =========   =========  =========  =========  =========
Net (loss) per share   $  (0.00)   $  (0.00)  $  (0.00)  $  (0.00)  $  (0.01)
                       =========   =========  =========  =========  =========


The accompanying Notes are an integral part of these financial statements.

                             Foxy Jewelry, Inc
                     (a Development Stage Company)
                          Statement of Cash Flows
                                (unaudited)



STATEMENT OF CASH FLOWS

                                                              December 12,
                                      Six Months Ended           1997
                                           June 30,         (Inception) to
                                    ---------------------      June 30,
                                       2001        2000          2001
                                    ---------    --------    -----------
Cash flows from operating
   activities
Net (loss)                            $ (4,291)  $  (2,417)    $ (17,051)
Amortization                               350           -           500
Shares issued for services                  -            -         1,500
Adjustments to reconcile net
  (loss) to net cash used by
  operating activities:
    (Increase) in inventory             (4,924)          -        (8,224)
                                      -----------------------------------
Net cash used by operating activities   (8,865)     (2,417)      (23,275)

Cash flows from investing activities
  Website development costs             (3,000)          -        (3,000)
                                      -----------------------------------
Net cash used by investing activities   (3,000)          -        (3,000)

Cash flows from financing activities
  Loan from shareholder                      -       1,000             -
  Common stock                               -           -        28,385
                                      ----------------------------------
Net cash provided by
  financing activities                       -       1,000        28,385
                                      ----------------------------------

Net increase in cash                    (8,865)     (1,417)        2,110

Cash - beginning                        10,975       1,490             -
                                      ----------------------------------
Cash - ending                         $  2,110   $      73      $  2,110
                                      ==================================
Supplemental disclosures:
  Interest paid                       $      -   $       -      $      -
                                      ==================================
  Income taxes paid                   $      -   $       -      $      -
                                      ==================================
Non-cash investing and
   financing activities:
      Number of shares issued
      for services and inventory             -           -     1,400,000
                                      ==================================


The accompanying notes are an integral part of these financial statements.

                              Foxy Jewelry, Inc.
                       (a Development Stage Company)
                                    Notes

Note 1 - Summary of significant accounting policies

Organization
------------

The Company was organized December 12, 1997 (Date of Inception) under the laws of the State of Nevada, as The Business Inn. The Company began activities to acquire hotel and apartment complex properties. The Company was unsuccessful in acquiring any property or conducting any business. In June 1998, the Company changed its name to Foxy Jewelry, Inc. and changed its operating plans to distribute jewelry via distribution channels and the internet. The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
-------------------------

For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Inventory
---------

Inventories are stated at the lower of cost (based on the first- in, first-out method) or market and consists principally of jewelry held for resell.

Website Development Costs
-------------------------

The website will comprise multiple features and offerings that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its website, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 Accounting for the costs of Computer Software Developed or Obtained for Internal Use. All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.

                              Foxy Jewelry, Inc.
                       (a Development Stage Company)
                                    Notes

Revenue recognition
-------------------

The Company recognizes revenue on the accrual basis.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of June 30, 2001.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2001 and December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2001.

Earnings per share
------------------

The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                              Foxy Jewelry, Inc.
                       (a Development Stage Company)
                                    Notes

Income taxes
------------

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
---------------------

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

                              Foxy Jewelry, Inc.
                       (a Development Stage Company)
                                    Notes


In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ( SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Web development costs

The Company has developed a website costing $3,000 and recorded amortization expense in the amount of $500 during the six month period ended June 30, 2001.

Note 3 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No.
109"), which requires use of the liability method.   SFAS No.  109 provides
that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

       U.S federal statutory rate      (34.0%)
       Valuation reserve                34.0%
                                       ------
       Total                               -%

As of June 30, 2001, the Company has a net operating loss carryforward of approximately $17,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward of approximately $6,000 has been fully reserved at March 31, 2001.

Note 4 - Stockholder's equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 15,000,000 shares of its $0.001 par value common stock.

During the year ended December 31, 1997, the Company issued 1,000,000 of its $0.001 par value common stock to its director in exchange for services valued at $1,000.

                              Foxy Jewelry, Inc.
                       (a Development Stage Company)
                                    Notes

During the year ended December 31, 1998, the Company issued 400,000 of its $0.001 par value common stock to its director in exchange for inventory valued at $500.

During the year ended December 31, 1999, the Company issued 100,000 of its $0.001 par value common stock for $2,000 cash.

On August 17, 2000, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 527,700 shares of its $0.001 par value common stock at a price of $0.05 per share for total cash of $26,385.

There have been no other issuances of common stock.

Note 5 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred a net loss during the period ended June 30, 2001 of $17,051. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional Shares of common stock.

Note 7 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by the Company's director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Foxy Jewelry, Inc., a Nevada Corporation ("Foxy") or the ("Company") or the ("Registrant") is a development stage company, which was incorporated December 12, 1997. The Company was originally going to be involved in the acquisition of rental properties. Although there was some effort to conduct real estate business during this time there were no transactions or agreements during this period. On June 7, 1998, Mike Fox took control of the company and changed the name to Foxy Jewelry in order to pursue the Company's current business plan, which is to market and sell jewelry products through the Company's website. The Company's current business strategy includes but is not limited to the following:

a) Custom design jewelry primarily on a retainer basis to customers who have loose stones or have a desire to own a unique one of a kind type of ring, bracelet, necklace, etc. Custom pieces will also be made out of loose stones that the Company will take on consignment from individuals who have these stones and wish to maximize their profit on their resale. These pieces will either be manufactured by the company's own personnel utilizing company equipment or sub contracted out to other manufacturers. Mr. Fox has been trained to design and make jewelry and the Company currently has the necessary equipment and tools to create custom designs. Manufacturing to this point has been sub-contracted out. The equipment necessary for small scale manufacturing would cost the Company approximately $12,500. The Company may or may not make this investment in equipment depending upon future sales and the economics of in house manufacturing. Complications of the pieces and time restraints will also be a factor in making that decision.

b) The Company will design pieces that the company will produce and then either sell through personal contact, place in jewelry stores on consignment or market on the Company's web site.

c) The Company has established a jewelry and gemstone web site at http:// www.foxyjewelry.com. This site is intended to sell jewelry, gemstones and watches. The products currently on the web site are primarily on consignment to Foxy for resale. There is also custom jewelry designed by the Company on display at the web site to give potential customers an idea of the workmanship and ideas of what might be done on a custom basis.

d) Consignment merchandise is a standard business practice in the jewelry business.. Foxy intends to seek and make arrangements with as many suppliers, commercial and private, as possible under acceptable terms in order to accumulate inventory for sale. This approach preserves the Company's resources while providing maximum opportunity to capitalize on the marketing resources of the Company's web site and affiliations.

e) The logical progression of the Company, if and when the resources and reputation of the company warrants, would be to design jewelry that would be produced in large quantities to sell wholesale to jewelry stores, on the Internet and or on TV programs.

f) The final and ultimate marketing goal of the Company, once the aforementioned marketing methods have achieved success and sufficient funds, is to open a retail store, first in Las Vegas and eventually expand to a chain of retail stores, thereby realizing the dream the Company's president had postulated upon managing his first store for Zales. The fact that the Company is public could help to implement this plan with future offerings.

Going Concern
-------------

The Company experienced operating losses for the period ended June 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Unclassified Balance Sheet
--------------------------

In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.


Loss Per Share
--------------

The Company adopted the provisions of Statement Of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

Results of Operations
---------------------

During the Second Quarter ended June 30, 2001, the Company did not generate any profit. In addition, the Company does not expect to generate any profit for the next year.

In its most recent six month operating period ended June 30, 2001, the Company generated $1,100 in revenues; and, the Company incurred a net loss of $4,291 as compared to net loss of $2,417 for the same period last year, this net loss included amortization costs of $350, and general and administrative expenses of $5,041; and, a negative cash flow $8,865 for the first six months of this fiscal year. During the Second Quarter, the Company continued to seek new strategies to market its website. The majority of the Company's expenses for the Quarter included administrative fees, which mainly included accounting fees to fulfill SEC fully reporting requirements. Since the Company's inception the Company has lost $17,051.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate profits during the coming year, unless the company can define a better strategy to market products through its website. Management does not believe the company will generate any profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

As stated earlier in this filing, the Company believes it has enough monies to sustain itself for the next twelve months, during this developmental process.

Liquidity and Capital Resources
-------------------------------

On June 7, 1998, the Company's current President, purchased 600,000 shares of the Company's common stock from the incorporator of the Company.

On September 1, 1998 the Company issued 400,000 shares of it $0.001 par value common stock to Mr. Fox in exchange for inventory valued at $500.

On December 1, 1999 two additional shareholders purchased 50,000 shares each for $1,000 (or 2 cents/share).

The Company was issued a permit to sell securities to the public in the State of Nevada pursuant to Nevada Revised Statues Chapter 90.490. This offering (hereinafter referred to as the "Offering") was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933 (the "Act"), as amended, pursuant to regulation D, Rule 504, of the Act. The Company sold five hundred twenty-seven thousand seven hundred (527,700) shares of it $0.001 par value common stock of the Company during the Offering to approximately 90 shareholders in the State of Nevada at $0.05 per share for total cash of $26,385. The Offering was closed July 28, 2000. The Company filed an original Form D with the Securities and Exchange Commission.

There have been no other issuances of common or preferred stock. These are the Company's only significant capitalization events to date.

As of June 30, 2001, the Company has 2,027,700 shares of common stock issued and outstanding held by approximately 90 shareholders of record.
The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. The independent auditor of the Company has issued a going concern opinion in Note 5 of the Notes to Financial Statements. " The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues." The Company may not have significant cash or other material assets, to cover its operating costs and to allow it to continue as a going concern. It would therefore be the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506. There is no assurance that the proceeds of any private placement would raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

Employees
---------

Initially the company's President will be the only employee and that will be on a part time basis and increasing as necessitated by business. The company's Vice-President will do bookkeeping and such on an as needed basis.

As a result of the Company's current limited available cash, no officer or director received compensation through the Second Quarter ended June 30, 2001. Foxy intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the Second Quarter year ended June 30, 2001. The Company does have employment agreements in place with each of its officers.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market For Company's Common Stock
---------------------------------

The Common Stock of the Company is currently not traded on the OTC-Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. The Company has submitted a 15c211 application with a market maker to list its common stock on the NASD OTC-Bulletin Board. The Company also filed Registration Statement with the U.S. Securities and Exchange Commission, and is currently in the comment phase with its Registration.


Dividend Policy
---------------

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.
However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

               (a) Articles of Incorporation of the Company filed December 12, 1997. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on May 24, 2001.

               (b) By-Laws of the Company adopted December 19, 1997. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on May 24, 2001.

  4     Instruments Defining the Rights of Security Holders

               (a) Facsimile of specimen common stock certificate, incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities of Small Business Issuers on Form 10-SB, previously filed with the Commission on May 24, 2001.

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Foxy Jewelry Inc.
                                 -------------------
                                    (Registrant)

Date:  August 13, 2001
       ---------------

By:  /s/ Michael Fox
     ---------------------
     Michael Fox,
     Chairman of the Board
     President,
     Chief Financial Officer