Form 10QSB/A
period 2001-06-30
FOXY JEWELRY INC
filed 2001-09-17
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                             Amendment No. 1 Form 10-QSB

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

-----------------------------------------------------------------------

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


Traditional Small Business Disclosure Format (check one)

                                          Yes [ ]     No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-13

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   19

Item 2.   Changes in Securities and Use of Proceeds............   19

Item 3.   Defaults upon Senior Securities......................   19

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   19

Item 5.   Other Information.....................................  19

Item 6.   Exhibits and Reports on Form 8-K......................  19

Signatures......................................................  20


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

                             Foxy Jewelry, Inc.
                      (a Development Stage Company)
                                   Notes


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

                             Foxy Jewelry, Inc.
                      (a Development Stage Company)
                                   Notes


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

                             Foxy Jewelry, Inc.
                      (a Development Stage Company)
                                   Notes



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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Web development costs

The Company has developed a website costing $3,000. The Company has capitalized the entire $3,000 as "Graphics and Content Development Stage" costs which are capitalizable pursuant to EITF No. 00-2 "Accounting for Website Development Costs" as defined therein. The Company has recorded amortization expense in the amount of $500 during the six month period ended June 30, 2001.

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

                             Foxy Jewelry, Inc.
                      (a Development Stage Company)
                                   Notes


The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                U.S federal statutory rate      (34.0%)

                Valuation reserve                34.0%
                                                 -----
                Total                               -%
                                                 =====

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

On September 1, 1998, the Company issued 400,000 of its $0.001 par value common stock to the Company's president in exchange for inventory valued at his wholesale cost of $500. The inventory was purchased at wholesale cost of $500 by the president and exchanged into the Company for the 400,000 shares of stock.

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

                             Foxy Jewelry, Inc.
                      (a Development Stage Company)
                                   Notes

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

Note 7 - Related party transactions

The Company exchanged 400,000 shares of its $0.001 par value common stock for inventory purchased at a wholesale price of $500 by Michael Fox, the Company's president and director. The shares are valued at $500 based on the wholesale purchase price of the inventory since the underlying stock did not have a fair market value greater than the purchase price of the inventory.

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

Date:  September 14, 2001
       ------------------

By:  /s/ Michael Fox
     ---------------------
     Michael Fox,
     Chairman of the Board
     President,
     Chief Financial Officer