Form 10QSB/A
period 2001-06-30
FOXY JEWELRY INC
filed 2001-10-09
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                             Amendment No. 2 Form 10-QSB

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

Inventory
---------

Inventories are stated at the lower of cost (based on the first- in, first-out method) or market and consists principally of jewelry held for retail.

Revenue recognition
-------------------

Sales and related cost of sales are generally recognized upon shipment of products. Cost of goods sold generally represents the cost of items sold and the related shipping and selling expenses.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of March 31, 2001 or December 31, 2000.

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

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2001 and December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2001 or December 31, 2000.

Earnings per share
------------------

The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

                             Foxy Jewelry, Inc.
                      (a Development Stage Company)
                                   Notes


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

                             Foxy Jewelry, Inc.
                      (a Development Stage Company)
                                   Notes


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

Note 2 - Web development costs

The Company has developed a website costing $3,000 which is capitalizable pursuant to EITF No. 00-2 "Accounting for Website Development Costs" as defined therein. The Company has recorded amortization expense in the amount of $200 during the three month period ended March 31, 2001, and $150 during the year ended December 31, 2000.

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
                                                 =====

As of March 31, 2001, the Company has a net operating loss carryforward of approximately $13,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward of approximately $4,000 has been fully reserved at March 31, 2001.

                             Foxy Jewelry, Inc.
                      (a Development Stage Company)
                                   Notes


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

On December 1, 1999, the Company issued 100,000 of its $0.001 par value common stock for $2,000 cash.

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

Note 5 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from December 12, 1997 (inception) through the period ended March 31, 2001 of $13,414. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

                             Foxy Jewelry, Inc.
                      (a Development Stage Company)
                                   Notes


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

Date:  October 8, 2001
       ------------------

By:  /s/ Michael Fox
     ---------------------
     Michael Fox,
     Chairman of the Board
     President,
     Chief Financial Officer