Form 10QSB
period 2001-09-30
FOXY JEWELRY INC
filed 2001-11-07
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 2,027,700 common shares issued and outstanding, as of September 30, 2001. Preferred shares none issued nor outstanding as of September 30, 2001.


Traditional Small Business Disclosure Format (check one)

                                          Yes [ ]     No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  17


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow.

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
                                                                702.528.1984
                                                         425.928.2877 (efax)

                  INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                  --------------------------------------


Board of Directors
Foxy Jewelry, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Foxy Jewelry, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the nine-months ended September 30, 2001 and 2000 and for the period December 12, 1997 (Inception) to September 30, 2001, and statements of cash flows for the nine-month period ending September 30, 2001 and 2000 and for the period December 12, 1997 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

October 30, 2001

/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA

                             Foxy Jewelry, Inc.
                       (a Development Stage Company)
                                Balance Sheet


BALANCE SHEET
                                       (unaudited)
                                       September 30,         December 31,
                                         2001                   2000
                                       ---------             ------------
Assets

Current assets:
  Cash                                 $  2,011                $ 10,975
  Inventory                               8,224                   3,300
                                       --------                --------
    Total current assets                 10,235                  14,275

  Web development costs, net              2,350                   2,850
                                       --------                --------
                                       $ 12,585                $ 17,125
                                       ========                ========

Liabilities and Stockholder's Equity

Current liabilities:                   $      -                $      -
                                       --------                --------
    Total current liabilities                 -                       -
                                       --------                --------
Stockholder's equity:

  Preferred stock, $0.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding          -                       -

  Common stock, $0.001 par value,
    15,000,000 shares authorized,
    2,027,700 shares issued and
    outstanding                           2,028                   2,028
  Additional paid-in capital             27,857                  27,857
  Deficit accumulated during
    development stage                   (17,300)                (12,760)
                                       --------                --------
                                         12,585                  17,125
                                       --------                --------
                                       $ 12,585                $ 17,125
                                       ========                ========


The accompanying notes are an integral part of these financial statements.

                             Foxy Jewelry, Inc.
                      (a Development Stage Company)
                          Statement of Operations
                               (unaudited)


STATEMENT OF OPERATIONS

                       Three Months Ending  Nine Months Ending    Dec 12, 1997
                          September 30,        September 30,     (Inception) to
                       -------------------  ------------------    September 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------

Revenue                 $    750   $      -  $  1,850  $      -  $  1,850
                        --------   --------  --------  --------  --------
Expenses:
  General
  administrative
  expenses                   894      3,506     5,890     5,923    18,500
  Amortization               150          -       500         -       650
                        --------    -------  --------  --------  --------
     Total expenses          999      3,506     6,390     5,923    19,150
                        --------   --------  --------  --------  --------
Net (loss)              $   (249)  $ (3,506) $ (4,540) $ (5,923) $(17,300)
                        ========   ========  ========  ========  =========

Weighted average
  number of common
  shares outstanding   2,027,700   1,500,000  2,027,700  1,500,000  1,826,200
                       =========   =========  =========  =========  =========
Net (loss) per share   $  (0.00)   $  (0.00)  $  (0.00)  $  (0.00)  $  (0.01)
                       =========   =========  =========  =========  =========


The accompanying Notes are an integral part of these financial statements.

                             Foxy Jewelry, Inc
                     (a Development Stage Company)
                          Statement of Cash Flows
                                (unaudited)



STATEMENT OF CASH FLOWS

                                                              December 12,
                                      Nine Months Ended           1997
                                         September 30,      (Inception) to
                                    ---------------------    September 30,
                                       2001        2000          2001
                                    ---------    --------    -----------
Cash flows from operating
   activities
Net (loss)                            $ (4,540)  $  (5,923)    $ (17,300)
Amortization                               500           -           650
Shares issued for services                   -           -         1,500
Adjustments to reconcile net
  (loss) to net cash used by
  operating activities:
    (Increase) in inventory             (4,924)     (2,800)       (8,224)
                                      -----------------------------------
Net cash used by operating activities   (8,964)     (8,723)      (23,374)

Cash flows from investing activities
  Website development costs                  -      (3,000)       (3,000)
                                      -----------------------------------
Net cash used by investing activities        -      (3,000)       (3,000)

Cash flows from financing activities
  Loan from shareholder                      -           -             -
  Common stock                               -      26,385        28,385
                                      ----------------------------------
Net cash provided by
  financing activities                       -      26,385        28,385
                                      ----------------------------------

Net increase in cash                    (8,964)     14,662         2,110

Cash - beginning                        10,975       1,490             -
                                      ----------------------------------
Cash - ending                         $  2,011   $  16,152      $  2,011
                                      ==================================
Supplemental disclosures:
  Interest paid                       $      -   $       -      $      -
                                      ==================================
  Income taxes paid                   $      -   $       -      $      -
                                      ==================================
Non-cash investing and
   financing activities:
      Number of shares issued         ==================================
      for services and inventory             -           -     1,400,000
                                      ==================================


The accompanying notes are an integral part of these financial statements.

                                Foxy Jewelry, Inc.
                        (a Development Stage Company)
                                      Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended March 31, 2001 and notes thereto included in the Company's Form 10SB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has accumulated operating losses of approximately $17,300 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                Foxy Jewelry, Inc.
                        (a Development Stage Company)
                                      Notes


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

Going Concern
-------------

The Company experienced operating losses for the period ended September 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


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

Results of Operations
---------------------

During the Third Quarter ended September 30, 2001, the Company did not generate any profit. In addition, the Company does not expect to generate any profit for the next year.

In its most recent nine month operating period ended September 30, 2001, the Company generated $1,850 in revenues; and, the Company incurred a net loss of $4,540 as compared to net loss of $5,923 for the same period last year, this net loss included amortization costs of $500, and general and administrative expenses of $5,890; and, a negative cash flow $8,964 for the first nine months of this fiscal year. During the Third Quarter, the Company continued to seek new strategies to market its website. The majority of the Company's expenses for the Quarter included administrative fees, which mainly included accounting fees to fulfill SEC fully reporting requirements. Since the Company's inception the Company has lost $17,300.

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

As of September 30, 2001, the Company has 2,027,700 shares of common stock issued and outstanding held by approximately 90 shareholders of record.
The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. The independent auditor of the Company has issued a going concern opinion in Note 5 of the Notes to Financial Statements. " The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues." The Company may not have significant cash or other material assets, to cover its operating costs and to allow it to continue as a going concern. It would therefore be the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506. There is no assurance that the proceeds of any private placement would raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

Employees
---------

Initially the company's President will be the only employee and that will be on a part time basis and increasing as necessitated by business. The company's Vice-President will do bookkeeping and such on an as needed basis.

As a result of the Company's current limited available cash, no officer or director received compensation through the Third Quarter ended September 30, 2001. Foxy intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the Third Quarter year ended September 30, 2001. The Company does have employment agreements in place with each of its officers.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market For Company's Common Stock
---------------------------------

The Common Stock of the Company is currently not traded on the OTC-Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. The Company has submitted a 15c211 application with a market maker to list its common stock on the NASD OTC-Bulletin Board. During the Third Quarter, the Company completed its comment phase for its Registration Statement filed on Form 10SB12G with the U.S. Securities and Exchange Commission.


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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

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

  13    Annual or Quarterly Reports

               Form 10-QSB for the Quarter ended June 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Foxy Jewelry Inc.
                                 -------------------
                                    (Registrant)

Date:  November 5, 2001
       ------------------

By:  /s/ Michael Fox
     ---------------------
     Michael Fox,
     Chairman of the Board
     President,
     Chief Financial Officer