Form 10KSB
period 2001-12-31
FOXY JEWELRY INC
filed 2002-02-21
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-32795


                                FOXY JEWELRY, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

               NEVADA                               88-0442629
     -------------------------------        ----------------------------
     (State or other jurisdiction of        (IRS Employer Identification
      incorporation or organization)         Number)

             2620 So. Maryland Parkway, #402, Las Vegas, Nevada  89109
             -----------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

                   Issuer's telephone number (702) 471-7106
                                             --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:  None      Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $1,850.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $30,831.00.

     As of December 31, 2001, the issuer had 2,027,700 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................14
    Item 3.  Legal Proceedings.............................................14
    Item 4.  Submission of Matters to a Vote of Security Holders...........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......15
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....17
    Item 7.  Financial Statements..........................................15
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................20

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................20
    Item 10. Executive Compensation........................................22
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................12
    Item 12. Certain Relationships and Related Transactions................23
    Item 13. Exhibits and Reports on Form 8-K..............................24

SIGNATURES   ..............................................................25



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                PART I

Item 1.  Description of Business.

A.  Business Development, Organization and Acquisition Activities

Foxy Jewelry, Inc., a Nevada Corporation ("foxyjewelry.com") or ("Foxy") or the ("Company") or the ("Registrant") is a development stage company, which was incorporated December 12, 1997. The Company was originally going to be involved in the acquisition of rental properties. Although there was some effort to conduct real estate business during this time there were no transactions or agreements during this period. On June 7, 1998, Mike Fox took control of the company and changed the name to Foxy Jewelry in order to pursue the current business plan.

The Company was organized December 12, 1997 as The Business Inn. The Company began activities to acquire hotel and apartment complex properties. The company was unsuccessful in acquiring any property or conduct any business. In June, 1998, the company decided to go into the jewelry business. In June, 1999, the Company began planning to raise funds through a 504 public offering in the State of Nevada. After several months of preparation the Company filed the necessary forms with the State on April 13, 2000. The registration statement became effective 5/31/00. The Company raised approximately $26,000 during their Direct Public Offering ("DPO") and began configuring a web site to market jewelry on the Internet.

1)  Principal Products, Services and Principal Markets.

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

d) Consignment merchandise is a standard business practice in the jewelry business.. Foxy intents to seek and make arrangements with as many suppliers, commercial and private, as possible under acceptable terms in order to accumulate inventory for sale. This approach preserves the Company's resources while providing maximum opportunity to capitalize on the marketing resources of the Company's web site and affiliations.

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

The Company currently has an agreement with A-1 Jewelry Supply, of Las Vegas Nevada to market gemstones along with new and used jewelry. A-1 has also agreed to give Foxy special pricing on supplies and for manufacturing specialty items for Foxy. (See Exhibit 10 "A-1 Jewelry Agreement".) Foxy is working on establishing other marketing or other consignment arrangements that would increase the inventory of pieces that would be available for sale on the Foxy web site. This would primarily be accomplished through existing relationships of customers, retail jewelry stores, wholesale jewelry stores and the expansion of the Company's web site at http://www.foxyjewelry.com.


Custom Designed Jewelry
-----------------------

The Company feels there is a market for custom, one of a kind pieces.
Mr. Fox has designed and produced numerous pieces for individuals, giving them a piece that no one else in the world has like it. The customer's pride of ownership in such a jewelry piece commands a much higher price. Management feels the success of this market will be through proper marketing and delivering a product to the customer that he will be proud of. In order for a customer to design a custom jewelry piece using the Company's loose gemstones, the web site currently has the following stones to choose from: Amethyst, Diamond, emerald, garnet, peridot, ruby, sapphire, tanzanite and topaz. . The Company can direct a potential client to the web site in order to give him a visual presentation of what is available and possible. Involving the customer in the process of creating a unique ring (or other type of jewelry) specifically for them gives them the satisfaction that they have "designed" this ring just for their significant other or themselves.

Management feels this market will best be found through satisfied customers and word of mouth. It is managements experience so far that people tend to brag about the piece "they designed" to their friends and consequently refer business during such a conversation.

The Company has a web site at http://www.foxyjewelry.com that displays the Company's products.

Mass Produced Jewelry
---------------------

As the Company's sales and reputation expands it would be the intent to produce a line of mass produced jewelry pieces. There are several elements that would need to be in place to accomplish this objective.
At this time the Company has not produced any designs that would lend itself well to mass production. There are several considerations that would need to be in place for a product to be considered for this effort.

1) A supply of gemstones that would be of consistent quality, cut, clarity and size as to allow a design and manufacturing to be accomplished economically. The company has examined several quantities of material with this possibility in mind. As of yet, management has not found such a supply of material that would meet the needs of the company's criteria. Management will continue to examine material, as it becomes available to find the right goods to accomplish a line of product to mass-produce.

2) It will also be necessary for the company to have a number of jewelry stores approve of the initial design and commit to a purchase of a quantity of pieces before the Company would commit to go into production.

3) Financing may be necessary if a particular product line consists of more resources than the company may have immediately available. This could be through bank lines of credit, private loans or further equity financing. This may not be available to the company under the terms and conditions that would be favorable to the company to accomplish this goal.

4) A manufacturer would need to be retained who was capable of producing the Company's product in the quantity, quality and of the proper design specifications demanded by the Company at a price that would give the Company a sufficient profit. This may be a domestic firm or could be accomplished over seas. There can be no guarantee that such an arrangement could be made with a manufacturer that would allow the Company to accomplish this goal.

These products would be placed for sale on the Company's web site at http://www.foxyjewelry.com. The company will also pursue the possibility of auctioning off these pieces at auction site on the web and through TV jewelry shows.

2) ANTICIPATED LOSSES FOR THE FORESEEABLE FUTURE

The Company has prepared audited financial statements as of December, 31, 2001. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. Accordingly, management believes the Company's continued existence, future expansion, and ultimate profitability is fully dependent upon raising sufficient proceeds from future offerings. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its business plan.

3) NEED FOR ADDITIONAL CAPITAL

As of December 31, 2001 the Company had working capital of $1,286 and total Current assets of $9,510. The Company may need additional capital to fully implement its business plan.

If the company is successful, the need for additional funds will be derived somewhat from internal revenues and earnings, however, the vast majority may be received from future stock offerings. These future offerings could significantly dilute the value of any previous investor's investment value.

If the capital needs are greater than expected, the Company will be required to seek other sources of financing. No guarantees can be given that other financing will be available, if required, or if available, will be on terms and conditions satisfactory to management. The above outlined capital problems which could significantly affect the value of any Common Shares that are sold to the public and could result in the loss of an investor's entire investment.

4) Dependence on Continued Growth and Viability of the Internet

The Company's future success is substantially dependent upon continued growth in the use of the Internet. To generate product sales, advertising sales, etc. the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

The Internet may not be commercially viable in the long term for a Number Of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their band width requirement, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and Foxy Jewelry, Inc. in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's business, results of operations and financial condition would be adversely affected.

5) Risk of System Failures

The Company's ability to facilitate trade successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of its computer and communications through its designated Internet Service Provider (ISP). These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events. The Company does not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and does not carry business interruption insurance to compensate it for losses that may occur. Despite any precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems with its ISP could result in interruptions in the services provided by the Company.

In addition, the failure by the ISP to provide the data communications capacity required by the Company, as a result of human error, natural disasters other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the Foxy Jewelry service, which could have a material adverse effect on the

In the case of frequent or frequent or persistent system failures, the Company's reputation and name brand could be materially adversely affected. Although the Company has implemented certain network security measures, the Company and its IPS are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, or the loss of data. In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to eliminate this risk completely. The occurrence of any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

6) Risks from Competition:

The jewelry industry in Las Vegas is primarily made up of independent jewelry stores and a few national chains. A few of these stores have the ability to make custom jewelry for a customer, but most do not or they send the piece out to another "manufacturer." Several of these local stores have been aggressively marketing their products for many years. While the market for jewelry and specialty pieces through retail markets remains fragmented, the Company also competes with nationally recognized name brands, television stations that sell jewelry and a growing number of jewelry "stores" on the Internet. These competitors have substantially greater financial, marketing and other resources than the Company. Other competitors, some of whom may have greater financial and other resources than the Company, may also enter the markets in which the Company currently operates or intends to expand. Although the Company believes it can be successful in developing its niche market to specific groups of people who prefer the custom or unique piece and the general market through the internet there can be no assurance that the Company will be successful in doing so.

The market for providing jewelry to consumers over the Internet is relatively new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software. The Company will potentially compete with a number of other companies marketing their financial products/services over the Internet. This would not preclude other companies from taking the same approach to market similar products and services in the same manner, if this did happen, it could have a material adverse effect on the Company's business, results of operations and financial condition.

Therefore, certain of the Company's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than the Company or may try to attract traffic by offering services for free. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brands. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Company's competitors to offer a lower-cost service. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to services that compete with the Company. Although the Company plans to establish arrangements with online services and search engine companies, there can be no assurance that these arrangements will be renewed on commercially reasonable terms or that they will otherwise bring traffic to the Foxyjewelry.com WEB site. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company substantial fees for inclusion. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

7) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. See "--Limited Operating History." As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition to selling its brands, the Company's strategy is to generate additional revenues through e-Commerce arrangements including placing other companies advertisements on the company's
Web site. There can be no assurance that the Company will receive any material amount of revenue under these agreements in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.

8) Risk Of Capacity Constraints And Systems Failures

A key element of the Company's strategy is to generate a volume of user traffic to its Web site. The Company's ability to attract customers and to achieve market acceptance of its products depends significantly upon the performance of the Company and its network infrastructure (including its server, hardware and software). Any system failure that causes interruption or slower response time of the Company's products and services could result in less traffic to the Company's Web site and, if sustained or repeated, could reduce the attractiveness of the Company's products. An increase in the volume of user traffic could strain the capacity of the Company's technical infrastructure, which could lead to slower response time or system failures, and could adversely affect the delivery of the number of impressions that are owed to advertisers and thus the Company's advertising revenues. In addition, as the number of Web pages on and users of Foxjewelry.com increase, there can be no assurance that the Company and its technical infrastructure will be able to grow accordingly, and the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. Any failure of the Company's server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also dependent upon third parties to provide potential users with Web browsers and Internet and online services necessary for access to the site. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures, including failures unrelated to the Company's systems.
Any disruption in Internet access by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver the Company's products and services. The Company's operations are dependent in part upon its ability to protect its operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple-site capacity in the event of any such occurrence. The Company's servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in the interruption, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation could be materially and adversely affected.

9) Risks Associated With New Services, Features and Functions

There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation and diminish the value of its brand name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, expanded operations could strain the Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

10) Online Commerce Security Risks

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Foxy Jewelry, Inc. plans to accept credit cards for purchases of its products. The Company will rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data.

If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

11) Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

12) Risks Associated With International Operations

A component of the Company's strategy is to offer its products online to international customers. Expansion into the international markets will require management attention and resources. The Company has limited experience in localizing its service, and the Company believes that many of its competitors are also undertaking expansion into foreign markets. There can be no assurance that the Company will be successful in expanding into international markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations. To the extent the Company expands its international operations and has additional portions of its international revenues denominated in foreign currencies, the Company could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

12) Employees

Initially the company's President will be the only employee and that will be on a part time basis and increasing as necessitated by business. The company's Vice -President will do bookkeeping and such on an as needed basis.


Item 2.  Description of Property.

A.  Description of Property

The Company's address is: 2620 So. Maryland Parkway, #402, Las Vegas, Nevada 89109. Office space is provided by the officer of the Company (Michael Fox) at no cost to the Company.

B.  Investment Policies

The Company does not currently own and the Company has not made any investments in real estate, including real estate mortgages, and the Company does not intend to make such investments in the near future.

Item 3.  Legal Proceedings

The Company does not have any legal liabilities, past or present that could cause harm to the Company and its shareholders in the future of which management is aware.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

                                 PART II


Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

(i) Market Information
----------------------

Until November 30, 2001, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol FXYJ. A very limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 2001                                  HIGH              LOW
--------------------------------             ----              ----
Quarter ended December 31, 2001              $0.03             $0.00


(ii) Dividends
--------------

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

(iii) Holders
-------------

All holders of outstanding Common Shares are equal to each other with respect to voting and dividend rights and are equal to each other with respect to liquidation rights. Special meetings of the stockholders may be called by the officers, directors or upon the request of a majority of the stockholders. In the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive ratably the net assets of the Company available to the stockholders. Holders of outstanding Common Shares have no preemptive, conversion or redemptive rights. All of the issued and outstanding Common Shares, when offered and sold will be duly authorized, validly issued, fully paid and non-assessable. To the extent that additional Common Shares of the Company are issued, the relative interests of the then existing stockholders may be diluted. As of December 31 2001, the Company has 2,027,700 shares of common stock issued and outstanding held by approximately ninety (90) shareholders of record.

(iv)  Liquidity and Capital Resources
-------------------------------------

On December 12,1997, the Company issued 1,000,000 shares of it $0.001 par value common stock to its director and incorporator in exchange for services valued at $1,000. These services included incorporating the Company in the State of Nevada and paying the relevant fees.

On June 7, 1998 the incorporator, sold 600,000 shares of his personally owned common stock to Mr. Fox.

On September 1, 1998 the Company issued 400,000 shares of it $0.001 par value common stock to Mr. Fox in exchange for inventory valued at $500.

On December 1, 1999 the company sold 100,000 shares of common stock for $2,000 to two individuals. Each party received 50,000 shares at $0.02 per share. These shares were sold in a private transaction not involving a public offering pursuant to Section 4(2) of the Securities Act (the "Act).

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

As of December 31 2001, the Company has 2,027,700 shares of common stock issued and outstanding held by approximately 90 shareholders of record.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

(a) Results of Operations
--------------------------

As a developmental stage Company, the Company had revenues of $1,850 for calendar year ending 2001 versus no revenues for the same period last year. The Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During calendar year, 2001, the Company experienced net losses $(5,364). The bulk of these expenses, $6,614 were for general and administrative costs, and the remaining expenses, $600 was for amortization. This compares to a net loss of $(10,750) for the same period last year. The net (loss) per share- basic and fully diluted for 2001 was
$(0.00) versus $(0.01) for the same period last year.   Since the Company's
inception on December 12, 1997 through December 31, 2001 it has lost $(18,125). The Company does not have any material commitments for capital expenditures.

(b) Plan of Operation
---------------------

(i) As stated in Financial Footnote #5 ("Going Concern") the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. "The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues." It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation D, 505 or 506.

The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

(ii) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(iii) Management believes that the Company's future growth and success will be largely dependent on its ability to generate traffic to its web site and produce &/or obtain attractive jewelry pieces. There are no expected purchases of plant or significant equipment within this fiscal year.

(iv) The Company is not anticipating any significant changes in the number of employees

Item 7.  Financial Statements


                              FOXY JEWELRY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                       AS OF DECEMBER 31, 2001 AND 2000

                                      AND

                             STATEMENTS OF INCOME,
                           STOCKHOLDERS' EQUITY, AND
                                  CASH FLOWS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 2001 AND 2000,
                                AND THE PERIOD
                     DECEMBER 12, 1997 (DATE OF INCEPTION)
                                    THROUGH
                               DECEMBER 31, 2001

                              TABLE OF CONTENTS
                              -----------------

                                                                  PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Statement of Operations                                            F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-11


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
                                                              702.528.1984
                                                       425.928.2877 (efax)

                   INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                   --------------------------------------

January 29, 2002

Board of Directors
Foxy Jewelry, Inc.
Las Vegas, NV

I have audited the Balance Sheets of Foxy Jewelry, Inc. (the "Company") (A Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended, and the period December 12, 1997 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxy Jewelry, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, and the period December 12, 1997 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

                               Foxy Jewelry, Inc.
                         (a Development Stage Company)
                                 Balance Sheet


BALANCE SHEET


                                           December 31,      December 31,
                                               2001              2000
                                           ------------      ------------
Assets

Current assets:
      Cash                                 $      1,286      $     10,975
      Inventory                                   8,224             3,300
                                           ------------      ------------
            Total current assets                  9,510            14,275

      Web development costs, net                  2,250             2,850
                                           ------------      ------------
                                           $     11,760      $     17,125
                                           ============      ============
Liabilities and Stockholder's Equity

Current liabilities:                       $          -      $          -
                                           ------------      ------------
            Total current liabilities                 -                 -
                                           ------------      ------------

Stockholder's equity:

  Preferred stock, $0.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                  -                 -
  Common stock, $0.001 par value,
    15,000,000 shares authorized,
    2,027,700 shares issued and outstanding       2,028             2,028
  Additional paid-in capital                     27,857            27,857
  (Deficit) accumulated during
    development stage                           (18,125)          (12,760)
                                           ------------      ------------
                                                 11,760            17,125
                                           ------------      ------------
                                           $     11,760      $     17,125
                                           ============      ============


The accompanying notes are an integral part of these financial statements.

                               Foxy Jewelry, Inc.
                         (a Development Stage Company)
                            Statement of Operations


STATEMENT OF OPERATIONS

                                     Years ending
                                     December 31,       December 12, 1997
                                     -------------       (Inception) to
                                   2001        2000     December 31, 2001
                                 -------      ------    ------------------
Revenue                          $  1,850     $      -   $  1,850
                                 --------     --------   --------
   Total Revenue

Expenses:
   General and
     administrative expenses        6,614       10,600     19,225
   Amortization                       600          150        750
                                 --------     --------   --------
      Total expenses                7,214       10,750     19,975
                                 --------     --------   --------
Net (loss)                       $ (5,364)    $(10,750)  $(18,125)
                                 =========    =========  =========
Weighted average number of
  common shares outstanding
  - basic and fully diluted      2,027,700    1,500,000  1,826,200
                                 =========    =========  =========
Net (loss) per share
  - basic and fully diluted      $  (0.00)    $  (0.01)  $  (0.01)
                                 =========    =========  =========



The accompanying notes are an integral part of these financial statements.

                              Foxy Jewelry, Inc.
                      (a Development Stage Company)
                 Statement of Changes in Stockholder's Equity
      For the Period December 12, 1997 (Inception) to December 31, 2001


STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                                      Deficit
                                                    Accumulated
                           Common Stock    Additional  During       Total
                                           Paid-in   Development Stockholders
                         Shares    Amount  Capital      Stage       Equity
                         ------    ------  ---------- ----------- ----------
Shares issued
  for services          1,000,000 $ 1,000  $    -       $     -  $   1,000
Net (loss)
  December 12, 1997
  (inception) to
  December 31, 1997                                      (1,200)    (1,200)
                       ----------------------------------------------------
Balance,
  December 31, 1997     1,000,000   1,000       -        (1,200)      (200)
Shares issued
  in exchange
  for inventory           400,000     400     100                      500
Net (loss)
  year ended
  December 31, 1998                                        (300)      (300)
                       ----------------------------------------------------
Balance,
  December 31, 1998     1,400,000   1,400     100        (1,500)         -
Shares issued
  for cash                100,000     100   1,900                    2,000
Net (loss)
  year ended
  December 31, 1999                                        (511)      (511)
                       ----------------------------------------------------
Balance,
  December 31, 1999     1,500,000   1,500     2,000      (2,011)     1,489
Shares issued pursuant
  To Rule 504 offering    527,700     528    25,857                 26,385
Net (loss)
  year ended
  December 31, 2000                                      (10,750)  (10,750)
                       ----------------------------------------------------
Balance,
  December 31, 2000     2,027,700   2,028    27,857      (12,761)   17,124
Net (loss)
  period ended
  Dec. 31, 2001                                           (5,364)   (5,364)
                       ----------------------------------------------------
Balance,
  Dec. 31, 2001        2,027,700 $ 2,028  $ 27,857     $ (18,125) $ 11,760
                       ====================================================


The accompanying notes are an integral part of these financial statements.

                             Foxy Jewelry, Inc.
                       (a Development Stage Company)
                         Statement of Cash Flows


STATEMENT OF CASH FLOWS


                                          Years ending
                                           December 31,    December 12, 1997
                                          -------------     (Inception) to
                                        2001        2000   December 31, 2001
                                      -------      ------  ------------------
Cash flows from operating activities
Net (loss)                              $  (5,364) $ (10,750) $ (18,125)
Amortization                                  600        150        750
Shares issued for services                      -          -      1,500
Adjustments to reconcile net (loss)
  to net cash (used) by operating
  activities (Increase) in inventory       (4,925)    (3,300)    (8,224)
                                        ---------- ---------- ----------
Net cash used by operating activities      (9,689)   (13,900)   (24,099)
                                        ---------- ---------- ----------

Cash flows from investing activities
  Website development costs                     -     (3,000)    (3,000)
                                        ---------- ---------- ----------
Net cash used by investing activities           -     (3,000)    (3,000)
                                        ---------- ---------- ----------

Cash flows from financing activities
  Common stock                                  -     26,385     28,385
                                        ---------- ---------- ----------
Net cash provided by financing activities       -     26,385     28,385
                                        ---------- ---------- ----------
Net increase (decrease) in cash            (9,689)     9,485      1,286
Cash - beginning                           10,975      1,490          -
                                        ---------- ---------- ----------
Cash - ending                           $   1,286  $  10,975  $   1,286
                                        =========  =========  =========

Supplemental disclosures:

   Interest paid                        $       -  $       -  $       -
                                        =========  =========  =========
   Income taxes paid                    $       -  $       -  $       -
                                        =========  =========  =========
   Non-cash investing and
      financing activities:
                                        =========  =========  =========
   Number of shares issued
      for services and inventory                -          -  1,400,000
                                        =========  =========  =========


The accompanying notes are an integral part of these financial statements.

                              FOXY JEWELRY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


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

                              FOXY JEWELRY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES



Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2001 or 2000.

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

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001 or 2000.

                              FOXY JEWELRY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES



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

                              FOXY JEWELRY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


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


NOTE 2 - WEB DEVELOPMENT COSTS

The Company has developed a website costing $3,000 which is capitalizable pursuant to EITF No. 00-2 "Accounting for Website Development Costs" as defined therein. The Company has recorded amortization expense in the amount of $150 during the year ended December 31, 2001, and $150 during the year ended December 31, 2000.


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

                              FOXY JEWELRY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                    U.S federal statutory rate      (34.0%)
                    Valuation reserve                34.0%
                                                    -------
                    Total                               -%

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $13,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward of approximately $4,000 has been fully reserved at December 31, 2001.

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

                              FOXY JEWELRY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from December 12, 1997 (inception) through the period ended December 31, 2001 of $18,125. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None -- Not Applicable.



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The names, ages and positions of the Company's directors and executive officers are as follows:


Name                         Age              Position
---------                    ------           ----------
Mike Fox(1)                  43               President, CEO
                                              Director,
                                              & Chairman of the Board

Cleone Bickers               70               Vice-President

</TABLE

(1) Mr. Fox has held the above offices since June 7th, 1998. The term of office for these positions is one year and he has served for 3 terms or 3 years.

Family relationships
--------------------

Cleone Bickers is the aunt of Michael Fox.


Work Experience
---------------

Mike Fox, is the President, Secretary, Treasurer, and a Director of the Company. He has been the Director of Operations with Shelter Software
Products, LLC, Las Vegas since January 1999. Between June 1998 and
January 1999 he attended jewelry manufacturing school in preparation for his tenure with the Company. Prior to that he was Property Manager for a Multi - Unit property with McKellar Development Inc., from Aug 1995 to
June 1998 in Las Vegas, Nevada. Before that he managed the Continental Hotel and Casino from 1989 to June 1995. From December 1987 to June 1989 he worked with McKellar.


In his Jewelry career he was a member of the International Jeweler's Design; Southwestern Jeweler's Association and the Diamond "Z" Club.
Mike worked from August, 1978 to August 8, 1984 at Zales Corporation, Yankton, South Dakota as a store manager and from July, 1986 to December, 1987 with Cohen Jewelry, Lexington, Kentucky as the Assistant to the President. His accomplishments include achieved status in the Diamond

Key Club (an intra store sales recognition for achieving specific performance in diamond sales. He ranked in the top ten percent of Zales Jewelers Gold Club an intra store sales recognition for achieving specific performance in gold chain sales). He was Zales Jewelers Youngest Store Manager in Zales' history as of 1984, he developed and MC-ed the radio show "Dr. Diamond."

Until the business expansion warrants additional time, Mr. Fox will be devoting about 15 hour per week to the Company.

Cleone Bickers is the Company's Vice President. She has managed real estate/storage businesses for approximately the last eight (8) years.

Cleone Bickers is Mike Fox's aunt and will devote such time to the Company's business as needed in assisting the President which is expected to average about 2 hours per week.


Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. Foxy Jewelry does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Foxy Jewelry.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other
Foxy Jewelry equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Item 10.  Executive Compensation.

(1)  Compensation of Executive Officers

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2001. Foxy intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2001. The Company does have employment agreements in place with each of its officer.


Name                     Position               Annual Salary        Bonus
-----------------        --------               -------------        -----
Mike Fox                 President/CEO          None                 None
                         Director, and
                         Chairman of the Board

Cleone Bickers           Vice President         None                 None


Item 11. Security Ownership of Certain Beneficial Owners and Management.

A.  Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


                                            Date     Shares       %of
Name(1)            Type         Title      Acquired  Now Held     Total
--------------------------------------------------------------------------
Mike Fox(2)      Common      President   06/07/98     600,000    29.59%
Mike Fox(2)      Common      President   09/01/98     400,000    19.73%
Cleone Bickers   Common      V-P         06/23/00         400     0.02%

-------------------------------------------------------------------------
All Executive Officers and
    Directors as a Group (2 persons)                 1,000,400    49.34%


(1) Foxy Jewelry, Inc., 2038 S. Palm St.#462 Las Vegas, Nevada.

(2) Mr. Fox is the President and Director of the Company and acquired 600,000 on June 7, 1998 from the Company's incorporating shareholder and he purchased an additional 400,000 from the Company on September 1, 1998 in exchange for inventory valued at $500.

B.  Persons Sharing Ownership of Control of Shares

No persons other than Mike Fox, President/CEO own shares or the power to vote five percent (5%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


Item 12.  Certain Relationships and Related Transactions.

By Board Resolution, the Company hired the professional services of G.Brad Beckstead, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its CPA, who is paid on a fee-for-service basis.

Item 13.  Exhibits and Reports on Form 8-K

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

-------------------------------------------------------------------------
       EXHIBITS
    SEC REFERENCE     TITLE OF DOCUMENT                   LOCATION
        NUMBER
-------------------------------------------------------------------------
         3(a)         Articles of Incorporation*          Previously
                      (Filed on December 12, 1997)        filed
-------------------------------------------------------------------------
         3(b)         Bylaws*                             Previously
                      (Adopted December 19, 1997)         filed
-------------------------------------------------------------------------
         4            Sample Stock Certificate*           Previously
                                                          filed
-------------------------------------------------------------------------
        10            Material Contract**                 Previously
                      Right to Sell Agreement             filed
-------------------------------------------------------------------------
        23            Consent of G. Brad Beckstead, CPA   This
                                                          filing
-------------------------------------------------------------------------
        99            Notice of Effectiveness issued by   Previously
                      Nevada Secretary of State*          filed
-------------------------------------------------------------------------
* Previously filed as an exhibit to the Company's Form 10SB12G filed on May 24, 2001.

** Previously filed as an exhibit to the Company's Amendment No. 1 to Form
   10SB12G filed on July 16, 2001.

(b)  REPORTS ON FORM 8-K

Foxy Jewelry filed one Form 8-K dated February 15, 2002, Form 8-K containing information pursuant to Item 5 ("Other Events") entitled "Change in corporate address."

                                  SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Foxy Jewelry Inc.
                                 -------------------
                                    (Registrant)

Date:  February 21, 2002
       ------------------

By:  /s/ Mike Fox
     ---------------------
     Michael Fox,
     Chairman of the Board
     President,
     Chief Financial Officer

By:  /s/ Cleone Bickers
     ---------------------
     Cleone Bickers
     Vice-President