Form 10QSB
period 2002-03-31
FOXY JEWELRY INC
filed 2002-05-13
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2002
--------------------------------------------------------------------------

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

                             Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 2,027,700 common shares issued and outstanding, as of March 31, 2002. Preferred shares none issued nor outstanding as of March 31, 2002.


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


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2002, follow.

G. BRAD BECKSTEAD
Certified Public Accountant
                                                          330 E. Warm Springs
                                                          Las Vegas, NV 89119
                                                                 702.257.1984
                                                           702.362.0540 (Fax)

                   INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Foxy Jewelry, Inc.
(a Development Stage Company)
Las Vegas, NV

     I have reviewed the accompanying balance sheet of Foxy Jewelry, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2002 and the related statements of operations for the three-months ended March 31, 2002 and 2001 and for the period December 12, 1997 (Inception) to March 31, 2002, and statements of cash flows for the three-months ended March 31, 2002 and 2001 and for the period December 12, 1997 (Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

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

     Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

     I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Foxy Jewelry, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated January 29, 2002, I expressed an unqualified opinion on those financial statements.



May 6, 2002

                             Foxy Jewelry, Inc.
                        (a Development Stage Company)
                               Balance Sheets

                                                      (unaudited)  December
                                                       March 31,      31,
                                                         2002        2001
 Assets

 Current assets:
 Cash                                               $       515   $    1,286
 Inventory                                                8,224        8,224
                                                       --------     --------
 Total current assets                                     8,739        9,510

 Web development costs, net                               2,100        2,250

                                                       --------     --------
                                                    $    10,839   $   11,760
                                                       ========     ========
 Liabilities and Stockholder's Equity

 Current liabilities:                               $         -   $        -
                                                       --------     --------
 Total current liabilities                                    -            -
                                                       --------     --------
 Long-term liabilities                                        -            -

                                                       --------     --------
                                                              -            -
                                                       --------     --------

 Stockholder's equity:

 Preferred stock, $0.001 par value, 10,000,000
 shares
 authorized, no shares issued and outstanding                 -            -
 Common stock, $0.001 par value, 15,000,000 shares
 authorized, 2,027,700 shares issued and outstanding      2,028        2,028
 Additional paid-in capital                              27,857       27,857
 (Deficit) accumulated during development stage        (19,046)     (18,125)
                                                       --------     --------
                                                         10,839       11,760
                                                       --------     --------
                                                    $    10,839   $   11,760
                                                       ========     ========

                             Foxy Jewelry, Inc.
                        (a Development Stage Company)
                          Statements of Operations

                                                                 December 12,
                                                                    1997
                                                                (Inception)
                                                                     to
                                         Three Months Ending     March 31,
                                              March 31,             2002
                                            2002        2001
Revenue                               $         -   $         -   $     1,850
                                        ---------     ---------    ----------
Total revenue                                   -

Expenses:
General and administrative expenses           771           454        19,996
Amortization                                  150           200           900
                                        ---------     ---------    ----------
Total expenses                                921           654        20,896
                                        ---------     ---------    ----------
Net (loss)                            $     (921)   $     (654)   $   (19,046)
                                        =========     =========    ==========
Weighted average number of
common shares outstanding - basic &
fully diluted                          2,027,700     2,027,700
                                       =========     =========
Net (loss) per share - basic & fully
diluted                               $    (0.00)   $     (0.00)
                                        =========     =========

                             Foxy Jewelry, Inc.
                        (a Development Stage Company)
                          Statements of Cash Flows

                                           Three Months Ending  December 12,
                                                March 31,           1997
                                                               (Inception) to
                                                               March 31, 2002
                                             2002      2001
Cash flows from operating activities
Net (loss)                                $  (921)   $    (654) $     (19,046)
Amortization                                  150          200            900
 Shares issued for services                     -            -          1,500
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) in inventory                         -      (1,170)        (8,224)
                                           ------      -------     ----------
Net cash (used) by operating activities     (771)      (1,624)       (24,870)
                                           ------      -------     ----------
Cash flows from investing activities
Website development costs                       -            -        (3,000)
                                           ------      -------     ----------
Net cash (used) by investing activities         -            -        (3,000)
                                           ------      -------     ----------
Cash flows from financing activities
Common stock                                    -            -         28,385
                                           ------      -------     ----------
Net cash provided by financing activities       -            -         28,385
                                           ------      -------     ----------
Net increase (decrease) in cash             (771)      (1,624)            515
Cash - beginning                            1,286       10,975              -
                                           ------      -------     ----------
Cash - ending                             $   515    $   9,351   $        515
                                           ======      =======     ==========
Supplemental disclosures:
Interest paid                             $     -    $       -   $          -
                                           ======      =======     ==========
Income taxes paid                         $     -    $       -   $          -
                                           ======      =======     ==========
Non-cash investing and financing
activities:
                                           ======      =======     ==========
Number of shares issued for services and
inventory                                       -            -      1,400,000
                                           ======      =======     ==========

                             Foxy Jewelry, Inc.
                        (a Development Stage Company)
                                    Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has accumulated operating losses of approximately $19,046 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Web development costs

The Company has developed a website costing $3,000 which is capitalizable pursuant to EITF No. 00-2 "Accounting for Website Development Costs" as defined therein. The Company has recorded amortization expense in the amount of $150 during the three months ending March 31, 2002 and $200 during the three months ending March 31, 2001.

Note 4 - Related party transactions

On September 1, 1998, the Company exchanged 400,000 shares of its $0.001 par value common stock for inventory purchased at a wholesale price of $500 by Michael Fox, the Company's president and director.

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

c) The Company has established a jewelry and gemstone web site at http://www.foxyjewelry.com. This site is intended to sell jewelry, gemstones and watches. The products currently on the web site are primarily on consignment to Foxy for resale. There is also custom jewelry designed by the Company on display at the web site to give potential customers an idea of the workmanship and ideas of what might be done on a custom basis.

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

Going Concern
-------------

The Company experienced operating losses for the period ended March 31, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, of the notes to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.

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

Results of Operations
---------------------

During the First Quarter ended March 31, 2002, the Company did not generate any profit. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended March 31, 2002, the Company generated no revenues; and, the Company incurred a net loss of $921 as compared to net loss of $654 for the same period last year, this net loss included amortization costs of $150, and general and administrative expenses of $771; and, a negative cash flow $921 for the first three months of this fiscal year. During the First Quarter, the Company continued to seek new strategies to market its website. The majority of the Company's expenses for the Quarter included administrative fees, which mainly included accounting fees to fulfill SEC fully reporting requirements. Since the Company's inception the Company has lost $19,046.

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

As stated earlier in this filing, Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of March 31, 2002, the Company has 2,027,700 shares of common stock issued and outstanding held by approximately 90 shareholders of record. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. The independent auditor of the Company has issued a going concern opinion in Note 2 "Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations."

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

As a result of the Company's current limited available cash, no officer or director received compensation through the First Quarter ended March 31, 2002. Foxy intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the First Quarter year ended March 31, 2002. The Company does have employment agreements in place with each of its officers.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock
---------------------------------

The Common Stock of the Company is currently traded on the OTC-Bulletin Board. There are currently 10 market makers listing quotes on the company which presently has a best bid of $.13 and a best of ask $.25.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  3     Articles of Incorporation & By-Laws

               a) Articles of Incorporation of the Company filed December 12, 1997. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on May 24, 2001.



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

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

 (b) Reports on Form 8-K

     An 8-K was filed February 20, 2002 and is Incorporated by Reference.

                                 SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Foxy Jewelry Inc.
                                 -------------------
                                    (Registrant)

Date:  May 9, 2002
       ------------------

By:  /s/ Michael Fox
     ---------------------
     Michael Fox,
     Chairman of the Board
     President,
     Chief Financial Officer