Form 10QSB
period 2002-06-30
FOXY JEWELRY INC
filed 2002-08-19
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2002
--------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------
                     Commission File Number: 0-32795
--------------------------------------------------------------------------

                            FOXY JEWLERY, INC.
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             NEVADA                               88-0442629
--------------------------------             ---------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

          2620 So. Maryland Parkway, #402, Las Vegas, Nevada  89109
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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 15,000,000 Common Stock, authorized, 2,027,000 shares of Common stock issued and outstanding, par value $0.001 per share as of June 30, 2002. Preferred Stock, $0.001 par value per share, 10,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2002.


Traditional Small Business Disclosure Format (check one)

                                         Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6
          Notes to Financial Statements........................  7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  15

Item 2.   Changes in Securities and Use of Proceeds............  15

Item 3.   Defaults upon Senior Securities......................  15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  15

Item 5.   Other Information..................................... 15

Item 6.   Exhibits and Reports on Form 8-K...................... 15

Signatures...................................................... 16


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the six months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                FOXY JEWELRY, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEETS


BALANCE SHEETS
                                                  (unaudited)
                                                   June 30,     December 31,
                                                      2002           2001
                                                  ------------   ------------
ASSETS
Current assets:
   Cash                                           $          5   $     21,286
   Inventory                                             8,224          8,224
                                                  ------------   ------------

       Total current assets                              8,229          9,510
                                                  ------------   ------------

   Web development costs, net                            1,950          2,250

                                                  $     10,179   $     11,760
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Due to shareholder                             $        500   $          -
                                                  ------------   ------------
     Total current liabilities                             500              -
                                                  ------------   ------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 10,000,000
      shares authorized, no shares issued and
      outstanding                                            -              -

   Common stock, $0.001 par value, 15,000,000
      shares authorized, 2,027,700 shares
      issued and outstanding                             2,028          2,028
   Additional paid-in capital                           27,857         27,857
   (Deficit) accumulated during development stage      (20,206)       (18,125)
                                                  ------------   ------------
                                                         9,679         11,760
                                                  ------------   ------------

                                                  $     10,179   $     11,760
                                                  ============   ============

                                 FOXY JEWELRY, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                                   (unaudited)


STATEMENT OF OPERATIONS

                      Three Months Ending   Six Months Ending
                           June 30,              June 30,        Dec. 12, 1997
                      -------------------  -------------------  (Inception) to
                         2002     2001        2002     2001     June 30, 2002
                      --------- ---------  --------- ---------  --------------
Revenue               $       - $   1,100  $       - $   1,100  $        1,850
                      --------- ---------  --------- ---------  --------------

Expenses:
  General and
   administrative
   expenses               1,010     4,597      1,791     5,041          21,006
  Amortization              150       150        300       350           1,050
                      --------- ---------  --------- ---------  --------------
     Total expenses       1,160     4,737      2,091     5,391          22,056
                      --------- ---------  --------- ---------  --------------

Net (loss)            $  (1,160) $ (3,637) $  (2,091) $ (4,291)   $    (20,206)
                      ========= ========== =========  =========   =============

Weighted average
 number of common
 shares outstanding -
 basic and fully
 diluted              2,027,700 2,027,700  2,027,700 2,027,700
                      ========= =========  ========= =========

Net (loss) per share-
 basic & fully diluted$  (0.00) $  (0.00)  $  (0.00) $  (0.00)
                      ========= =========  ========= =========


                                FOXY JEWELRY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

STATEMENT OF CASH FLOWS
                                            Six months ending   Dec. 12, 1997
                                                  June 30,      (inception) to
                                           --------------------    June 30,
                                             2002       2001        2002
                                           ---------  --------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                 $  (2,081) $  (4,291) $   (20,206)
  Amortization                                   300        350        1,050
  Shares issued for services                       -          -        1,500
Adjustments to reconcile net (loss)
to net cash (used) by operating
activities:
  (Increase) in inventory                          -     (4,924)      (8,224)
                                           ---------  --------- -------------
Net cash (used) by operating activities       (1,781)    (8,865)     (25,880)
                                           ---------  --------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Web site development costs                       -          -      (3,000)
                                           ---------  --------- -------------
Net cash (used) by investing activities            -          -      (3,000)
                                           ---------  --------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                     -          -       28,385
  Increase in due from shareholder               500          -          500
                                           ---------  --------- ------------
Net cash provided by financing activities        500          -       28,885
                                           ---------  --------- ------------
Net increase (decrease) in cash               (1,281)    (8,865)           5
Cash - beginning                               1,286     10,975            -
                                           ---------  --------- ------------
Cash - ending                              $       5  $   2,110  $         5
                                           =========  ========= ============

Supplemental disclosures:
  Interest paid                            $       -  $       - $           -
                                           =========  ========= =============
  Income taxes paid                        $       -  $       - $           -
                                           =========  ========= =============
Non-cash investing and financing activities:
                                           ---------  ---------  ------------
Number of shares issued for
services and inventory                             -          -     1,400,000
                                           =========  ========= =============

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has accumulated operating losses of approximately $20,206 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                              FOXY JEWELRY, INC.
                         (a Development Stage Company)
                                     Notes


NOTE 3 - WEB DEVELOPMENT COSTS

The Company has developed a website costing $3,000 which is capitalizable pursuant to EITF No. 00-2 "Accounting for Website Development Costs" as defined therein. The Company has recorded amortization expense in the amount of $300 during the six months ending June 30, 2002 and $350 during the six months ending June 30, 2001.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The current business plan of Foxy Jewelry, Inc. ("Foxy") or ("Foxy Jewelry") is to design, and market its jewelry products through its Internet Web Site (http://www.foxyjewelry.com). The Company originally planned to design jewelry pieces that the company would produce and then either sell through personal contact, place in jewelry stores on consignment or market on the Company's web site. Although the Company has not yet abandoned the original business plan, Foxy is now in the process of developing a new business strategy. The Company is currently assessing various options and strategies to become a profitable corporation.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Based on adverse market conditions and the failure of many Internet "dot.com" companies, Foxy has reconsidered its original business plan, and is currently developing other business strategies.

The ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2002, the Company had an accumulated deficit of twenty thousand two hundred six ($20,206) dollars. The Company expects that its operating expenses will increase, in the areas of accounting fees, and legal fees in order to maintain its fully reporting status for the
remainder of the year.   Thus, the Company will need to find additional
capital or generate revenues to improve its cash flows. There can be no assurances that the Company can achieve or sustain positive cash flows or that the Company's operating losses will not increase in the future.

The Company is currently assessing various options and strategies to become a profitable corporation. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's President. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

Going Concern - The Company experienced operating losses for the period ended June 30, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, "the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company."

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

Results of Operations

During the Second Quarter ended June 30, 2002, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the remainder of the fiscal year.

In its most recent six month operating period ended June 30, 2002, the Company did not generate any revenues, and compared to $1,100 in revenues for the same period last year. For the most recent six month period, the Company incurred a net loss of $2,091 as compared to net loss of $4,291 for the same period last year, this net loss included general and administrative expenses of $1,791 and amortization costs of $300. During the Second Quarter, the Company continued to seek new strategies for its website. The majority of the Company's expenses for the Quarter included administrative fees, which mainly included accounting fees to fulfill SEC fully reporting requirements. Since the Company's inception the Company has lost $22,056.

Plan of Operation

Management does not believe that the Company will be able to generate revenues during the coming year, unless the company can define a better strategy to market products through its website. Management does not believe the company will generate any profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.


Liquidity and Capital Resources

On December 12, 1997, the Company issued 1,000,000 shares of it $0.001 par value common stock to its director and incorporator in exchange for services valued at $1,000. These services included incorporating the Company in the State of Nevada and paying the relevant fees.

On June 7, 1998 the incorporator, sold 600,000 shares of his personally owned common stock to Mr. Fox.

On September 1, 1998 the Company issued 400,000 shares of it $0.001 par value common stock to Mr. Fox in exchange for inventory valued at $500.

On December 1, 1999 the company sold 100,000 shares of common stock for $2,000 to two individuals. Each party received 50,000 shares at $0.02 per share. These shares were sold in a private transaction not involving a public offering pursuant to Section 4(2) of the Securities Act (the "Act").

On July 28, 2000 the Company completed a Nevada registered Regulation D, Rule 504, public offering, where is sold five hundred twenty-seven thousand seven hundred (527,700) shares of it $0.001 par value common stock to approximately 90 shareholders at $0.05 per share for total cash of $26,385.

There have been no other issuances of common or preferred stock. These are the Company's only significant capitalization events to date.

As of June 30, 2002, the Company has 2,027,700 shares of common stock issued and outstanding held by approximately 90 shareholders of record.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Therefore, management is currently assessing options, so that the Company can remain a Going Concern. These options include, but are not limited to: management advancing the Company funding; a 505/506 Offering; or developing a strategic alliance with a better funded company.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Employees

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through June 30, 2002.

Market Information

On November 30, 2001, the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol FXYJ. A very limited market exists for the trading of the Company's common stock.

There is currently no Common Stock which subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.


Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.


Forward-Looking Statements

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

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    99.1 Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)  Reports on Form 8-K

The Company filed a Current Report dated February 15, 2002, pursuant to
Item 5 ("Other Events and Regulation FD Disclosure") entitled "Change of Company Address."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Foxy Jewelry, Inc.
                                             ------------------
                                               (Registrant)


Dated:  August 17, 2002

By:  /s/ Mike Fox
     ---------------------
     Michael Fox,
     Chairman of the Board
     President,
     Chief Financial Officer