Form 10QSB
period 2002-09-30
FOXY JEWELRY INC
filed 2002-11-15
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

The Registrant has 15,000,000 Common Stock, authorized, 2,027,000 shares of Common stock issued and outstanding, par value $0.001 per share as of September 30, 2002. Preferred Stock, $0.001 par value per share, 10,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2002.

Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS
Foxy Jewelry, Inc.
(a Development Stage Company)
Balance Sheet
(unaudited) September 30,2002
Assets
Current assets:
Cash	245
Inventory	8,224
Total current assets	8,469

Web development costs, net	1,800

10,269

Liabilities and Stockholder's Equity
Current liabilities:
Due to shareholder	2,100
Total current liabilities	2,100

Stockholder's equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 15,000,000 shares authorized, 2,027,700 shares issued and outstanding	2,028
Additional paid-in capital	27,857
(Deficit) accumulated during development stage	(21,716)
8,169

10,269

Foxy Jewelry, Inc. (a Development Stage Company) Statements of Operations (unaudited)
	Three Months Ending September 30,		Nine Months Ending September 30,		December 12, 1997 (Inception) to September 30,
	2002	2001	2002	2001	2002
Revenue	-	750	-	1,850	1,850

Expenses:
General and administrative expenses	1,360	849	3,141	5,890	22,366
Amortization	150	150	450	500	1,200
Total expenses	1,510	999	3,591	6,390	23,566
Net (loss)	(1,510)	(249)	(3,591)	(4,540)	(21,716)
Weighted average number of common shares outstanding - basic and fully diluted	2,027,700	2,027,700	2,027,700	2,027,700
Net (loss) per share - basic & fully diluted	(0.00)	(0.00)	(0.00)	(0.00)

Foxy Jewelry, Inc. (a Development Stage Company) Statements of Cash Flows (unaudited)
	Nine Months Ended September 30,		December 12, 1997 (Inception) to
	2002	2001	September 30, 2002
Cash flows from operating activities
Net (loss)	(3,591)	(4,540)	(21,716)
Amortization	450	500	1,200
Shares issued for services	-	-	1,500
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Increase) in inventory	-	(4,924)	(8,224)
Net cash (used) by operating activities	(3,141)	(8,964)	(27,240)

Cash flows from investing activities
Website development costs	-	-	(3,000)
Net cash (used) by investing activities	-	-	(3,000)
Cash flows from financing activities
Common stock	-	-	28,385
Increase in due from shareholder	2,100	-	2,100
Net cash provided by financing activities	2,100	-	30,485
Net increase (decrease) in cash	(1,041)	(8,964)	245
Cash - beginning	1,286	10,975	-
Cash - ending	245	2,011	245
Supplemental disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Number of shares issued for services and inventory	-	-	1,400,000

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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has accumulated operating losses of approximately $21,716 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3  Web development costs

The Company has developed a website costing $3,000 which is capitalizable pursuant to EITF No. 00-2 "Accounting for Website Development Costs" as defined therein. The Company has recorded amortization expense in the amount of $450 during the nine months ending September 30, 2002 and $500 during the nine months ending September 30, 2001.

Note 4 - Related party transactions

On May 3, 2002, the Company's president, director and shareholder of the Company loaned the Company $500, which is considered due to shareholder. The amount is due upon demand and bears no interest.

During the quarter ended September 30, 2002, the Company's president, director and shareholder of the Company loaned the Company $1,600, which is considered due to shareholder. The amount is due upon demand and bears no interest.

As of September 30, 2002, the total amount due to shareholder is $2,100.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

On November 8, 2002, Articles of Merger were filed with the Nevada Secretary of State by which a statutory Merger was accomplished between Foxy Jewelry, Inc. and PrimePlayer Incorporated, a Nevada Corporation. As a part of the Articles of Merger, the name of this Corporation was changed to PrimePlayer Corporation. We have insufficient information available to provide the substance of a Management Discussion and Analysis regarding the merged corporations and will file an amendment to this Form 10-QSB as soon as such information is available.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2. Changes in Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Gary S. Marrone, MD has been appointed as an additional director to serve with Michael Fox until the next meeting of shareholder. Dr. Marrone is the founder and was an officer and director of PrimePlayer Incorported, the corporation merged into Foxy Jewelry.

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

Foxy Jewelry, Inc.

(Registrant)

Dated: November 14, 2002

By: /s/ Gary S. Marrone

Dr. Gary S. Marrone

Chairman of the Board

President,

Chief Financial Officer