Form 10KSB
period 2002-12-31
PRIMEPLAYER INC
filed 2003-05-30
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission File Number: 0-32795


                            PRIMEPLAYER INCORPORATED
                 (Name of Small Business Issuer in its charter)

             Nevada                                       88-0442629
             ------                                       ----------
     (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                   Identification Number)

         3993 Howard Hughes Parkway, Suite 270
                  Las Vegas, Nevada                            89109
         ----------------------------------------              -----
         (Address of principal executive offices)           (Zip Code)

                    Issuer's telephone number (702) 892-9502


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

         Yes [ ] No [X]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $ 0

         Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $369,972.

         As of December 31, 2002, the issuer had 5,027,000 shares of common stock outstanding.

         Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    TABLE OF
                                    CONTENTS
                                                                           PAGE
PART I

   Item 1.  Description of Business........................................  4
   Item 2.  Description of Property........................................ 12
   Item 3.  Legal Proceedings.............................................. 12
   Item 4.  Submission of Matters to a Vote of Security Holders............ 12

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters....... 13
   Item 6.  Management's Discussion and Analysis or Plan of Operation...... 15
   Item 7.  Financial Statements........................................... 16/
                                                                            F-1
   Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 16

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............. 17
   Item 10. Executive Compensation......................................... 19
   Item 11. Security Ownership of Certain Beneficial Owners and
             Management.................................................... 20
   Item 12. Certain Relationships and Related Transactions................. 21
   Item 13. Exhibits and Reports on Form 8-K............................... 21
   Item 14. Controls and Procedures

SIGNATURES................................................................. 22

CERTIFICATION ............................................................. 23


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

                                     PART I

Item 1.  Description of Business.

         PrimePlayer Incorporated (f/k/a Foxy Jewelry, Inc.), a Nevada Corporation ("PrimePlayer") or the ("Company") or the ("Registrant") is a development stage company, which was incorporated December 12, 1997 under the name, The Business Inn. We were originally going to be involved in the acquisition of rental properties. Although there was some effort to conduct real estate business during this time there were no transactions or agreements during this period. On June 7, 1998, Mike Fox took control of our company and changed our name from The Business Inn to Foxy Jewelry in order to pursue a business plan related to the jewelry business. On November 8, 2002, Foxy Jewelry entered into a Merger and Plan of Agreement with PrimePlayer Incorporated (the "Merger") with a then privately-held company called PrimePlayer, Incorporated ("PrimePlayer 1"). At the time of the Merger, PrimePlayer was involved in the acquisition, development, and commercial operation of an internet website devoted to providing information, equipment and services related to sports medicine, physical training, orthopedic reconstruction and injury rehabilitation.

         The Articles of Merger pursuant to the Merger (the "Merger Agreement") were filed with the Secretary of State of Nevada on November 8, 2002, by which a statutory merger under applicable provisions of the Nevada Revised Statutes was effected. Pursuant to the Articles of Merger, PrimePlayer 1 was dissolved and the name of Foxy Jewelry, Inc. as the surviving corporation was changed to PrimePlayer Incorporated. The Articles of Merger also changed our authorized capital to Sixty Thousand Dollars ($60,000) Dollars, consisting of Sixty Million (60,000,000) Authorized Shares at one mil ($0.001) par value per share divided into two classes of stock, being preferred and common of which 10,000,000 shares being authorized as preferred stock which may be issued in various series, and 50,000,000 shares authorized as common stock which is non-assessable.

         At the date of the Merger, there were 2,027,000 common shares of Foxy Jewelry issued and outstanding. Under the Merger Agreement, the 10,000,000 outstanding common shares of PrimePlayer Incorporated, all of which were owned by Gary S. Marrone ("Marrone") were converted into 3,000,000 shares of our common stock. As a result of the Merger, Marrone or entities affiliated with him currently own 3,000,000 shares of the surviving corporation which constitute 59.67% of the 5,027,000 shares of the surviving corporation which are outstanding

         After we were originally organized on December 12, 1997 as The Business Inn, we began activities to acquire hotel and apartment complex properties. We were unsuccessful in acquiring any property or conducting any business. In June 1998, the Company decided to go into the jewelry business. In June 1999, we began planning to raise funds through a 504 public offering in the State of Nevada. After several months of preparation, we filed the necessary forms with the State of Nevada on April 13, 2000. The registration statement became effective May 31, 2000. We raised approximately $26,000 during our Direct Public Offering ("DPO") and began configuring a web site to market jewelry on the Internet and abandoned that concept upon the Merger. Since the date of the

Merger, we were engaged in the involved in the acquisition, development, and commercial operation of an internet website devoted to providing information, equipment and services related to sports medicine, physical training, orthopedic reconstruction and injury rehabilitation. On March 26, 2003, we announced that we would indefinitely suspend our Internet projects. Our current business plan and commenced to focus our efforts exclusively on the acquisition and marketing of public or private entities with exceptional growth potential.

            As part of this new business plan, we will attempt to locate and negotiate with a business entity for the merger of a target company with us or other combination by means of stock exchange. In certain instances, the business combination may be effected through a merger or stock exchange with one of our future subsidiaries or a target company. No assurances can be given that we will be successful in locating or negotiating with any target company. Under our new business plan, we believe that we will provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. Although no assurances can be made that we will be successful in this arena.

            We currently have no commitment or arrangement to merge with or acquire any target company and cannot now predict what type of business we may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion our management team.

Selection of a Business

            We anticipate that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of our officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. We plan to use the services of Blue-Chip Strategies, Inc., a Nevada corporation (Blue-Chip), which is 100% owned by Marrone, from time to time to identify and research possible acquisition opportunities. Presently, we have not entered into any formal agreement or understanding with Blue-Chip for it to provide such services to us on an exclusive basis. Also, by relying on "word of mouth", we may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that we will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in our best interest.

            Compensation to a finder, business acquisition firm or Blue-Chip, may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including our own stock), or any combination of these or other compensation arrangements. Consequently, we are currently unable to predict the cost of utilizing such services.

            We  will  not  restrict  our  search  to  any  particular  business, industry, or geographical location, and our management reserves the right to evaluate and enter into any type of business in any location. We may participate in a newly organized business venture or a more established company entering a new  phase of growth  or in need of  additional  capital  to  overcome  existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If we participate in a more established firm with existing financial problems, it may be subjected to risk because our financial resources may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

            In seeking a business venture, the decision of management will not be controlled by an attempt to capitalize on any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in our real value.

            The analysis of new businesses will be undertaken by or under the supervision of our officers and directors and from time to time with the assistance of Blue-Chip. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

            The decision to participate in a specific business may be based our management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

            We will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which we may participate in a business cannot be predicted and will depend on circumstances beyond our control, including the availability of businesses, the time required for us to complete our investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for our participation and other circumstances.

Acquisition of a Business

            In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, we may participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that our present management and shareholders may not be in control of the new entity. In addition, a majority or all of our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

            In connection with our acquisition of a business, our present shareholders, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of our common stock held by them at a significant premium over their original investment in us. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with us and thereby reduce the potential adverse impact on the public market in our common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with us could acquire a higher percentage of equity ownership. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, our shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

            In the event that sales of shares by our shareholders, including our officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on our behalf and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by us, but affiliates of the business opportunity impose a condition that management sell their shares at a price, which is unacceptable to them, management may not sacrifice its financial interest for us in order to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in us. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests for our stockholders and us.

            It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by us in these circumstances would entail us to incur substantial expense. The issuance of substantial additional securities and their potential sale into any trading market that may develop in our securities may have a depressive effect on such market.

            While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, we will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of our voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that our shareholders immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in us.

            Notwithstanding the fact that we are technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles ordinarily require that such a transaction be accounted for as if we had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

            The manner in which we participate in a business will depend on the nature of the business, the our respective needs and desires as well the other parties, plus the management of the business and our relative negotiating strength.

            We will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

            Our operation following the acquisition of a business is dependent on the nature of the business and the interest acquired. Our present management may or may not have experience in the nature of the acquired business and is unable to predict whether we will be in control of the acquired business or whether the acquired business will control us. It may be additionally expected that the acquired business will present and be subject to various risks like governmental regulation, competition and other risks that cannot be predicted at the present time.

Governmental Regulation

            It is impossible to predict the government regulation, if any, to which we may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that we may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of us, the effects of such government regulation on our prospective new business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

            We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in obtaining suitable investments.

Employees

            The Company is a development stage company and currently has no employees. Our current President, through a verbal consulting agreement, will devote only such time to our affairs as he deems appropriate which is estimated to be approximately 40 hours per month in Australia for an agreed upon compensation amount of $3,000 per month. Presently, we do not have any intention of entering into a formal employment or consulting agreement with our President or requiring him to relocate to the United States from Australia. In addition to Blue-Chip, our management expects to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any permanent employees so long as we are seeking and evaluating businesses. The need for additional employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

         We do not intend to have any employees until such time as it would be necessitated by business.

Risk Factors Relating To Our Business

            In addition to the other information contained in or incorporated by reference into this Form 10-KSB, you should carefully consider the following risk factors and other information contained in this report.

         No Operating History Or Revenue And Minimal Assets. We have a limited operating history with little revenues or earnings from operations. We have no significant assets or financial resources. For the foreseeable future, we will in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

         Speculative Nature Of Our Proposed Operations. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of an identified target company. While we will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event that we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

         Scarcity Of And Competition For Business Opportunities And Combinations. We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

         No Agreement For Business Combination Or Other Transaction--No Standards For Business Combination. We have no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which it will require a target company to have achieved, or without which, we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

         Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our officers have not entered into a written employment agreement, are not expected to do so in the foreseeable future, and no key man life insurance has been obtained on any of our officers and directors.

         Reporting Requirements May Delay Or Preclude Acquisition. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         Lack Of Market Research Or Marketing Organization. We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a merger or acquisition of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

         Lack Of Diversification. Our proposed operations, even if successful, will in all likelihood result in us engaging in a business combination with only one business entity. Consequently, our activities will be limited to those engaged in by the business entity with which we combine. Our inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

         Regulation Under Investment Company Act. Although we will be subject to regulation under the Securities and Exchange Act of 1934, our management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations, which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

         Probable Change In Control And Management. A business combination will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the resulting corporation. Any such business combination may require our shareholders to sell or transfer all or a portion of our common stock. The resulting change in our control will likely result in removal of our present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the surviving company.

         Reduction Of Percentage Share Ownership Following Business Combination. Our primary plan of operation is based upon a business combination with a business entity, which, in all likelihood, will result in the shareholders of the target company holding a majority of the outstanding shares of the corporation resulting from the combination.

         Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the target company and us; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free merger or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying merger could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.


Item 2.  Description of Property.

         A.  Description of Property

         Our address is 3993 Howard Hughes Parkway, Suite 270, Las Vegas, Nevada 89109. We currently sub-lease space from Rescobod Pty, Ltd. a corporation organized under the laws of the Country of Australia which is tenant for this space. Our agreement with this tenant is that we contribute $6,500 per month to use a portion of the space. Blue-Chip also is sub-leasing space in this location and has agreed to reimburse us approximately $3,000.00 per month to share this space and provide us with limited support staff in order for us to operate the office. Our arrangement with Rescobod Pty, Ltd. is on a month-to-month basis and can be terminated by us with 30 days advance notice.

         B.  Investment Policies

         We do not currently own and we have not made any investments in real estate, including real estate mortgages, and we do not intend to make such investments in the near future.


Item 3.  Legal Proceedings

         We do not have any exposure to legal liabilities, past or present that could cause harm to our shareholders and us in the future of which our management is aware.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2002.

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

                  (i)      Market Information

         Until November 30, 2001, there was no public trading market for our stock. On that day, our common stock was cleared for trading on the OTC Bulletin Board system under the symbol FXYJ. On December 11, 2002, our trading symbol was changed to PPYR. A very limited market exists for the trading of the Company's common stock.

         The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal 2002                                  High                  Low
-----------                                  ----                  ---
Quarter ended December 31, 2001             $0.03                 $0.02
Quarter ended March 31, 2002                $0.15                 $0.08
Quarter ended June 30, 2002                 $0.30                 $0.11
Quarter ended September 30, 2002            $0.32                 $0.07
Quarter ended December 31, 2002             $0.65                 $0.09

Impact of Being an OTC Bulletin Board Stock

            Our common stock is quoted on the OTC Bulletin Board and is traded in the over-the-counter markets. Unless and until our common shares become quoted on the Nasdaq system or listed on a national securities exchange, we may at any time be subject to the "penny stock" provisions of the Exchange Act and applicable SEC rules. At any time when the market price of our common stock is below $5.00 per share, our common stock may be deemed to be a penny stock. In that event, our common stock will be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as our common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in our shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

Our Common Stock is Thinly Traded and Our Stock Price May be More Volatile than the Market in General

            Because our common stock is thinly traded, our market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies which are exchange listed or quoted on NASDAQ. Our public float is approximately 1,000,000 shares, thus our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

                  (ii)     Dividends

         We have never paid or declared any dividend on its Common Stock and do not anticipate paying cash dividends in the foreseeable future.

                  (iii)    Holders

         All holders of outstanding Common Shares are equal to each other with respect to voting and dividend rights and are equal to each other with respect to liquidation rights. Special meetings of the stockholders may be called by the officers, directors or upon the request of a majority of the stockholders. In the event of liquidation, dissolution or winding up of our affairs, holders are entitled to receive ratably our net assets available to our stockholders. Holders of outstanding Common Shares have no preemptive, conversion or redemptive rights. All of the issued and outstanding Common Shares, when offered and sold will be duly authorized, validly issued, fully paid and non-assessable. To the extent that additional Common Shares of the Company are issued, the relative interests of the then existing stockholders may be diluted. As of December 31 2002, we had 5,027,000 shares of common stock issued and outstanding held by approximately 80 shareholders of record.

                  (iv)     Liquidity and Capital Resources

         On December 12,1997, we issued 1,000,000 shares of it $0.001 par value common stock to its director and incorporator in exchange for services valued at $1,000. These services included incorporating us in the State of Nevada and paying the relevant fees.

         On June 7, 1998, our original incorporator sold 600,000 shares of his personally owned common stock to Mr. Fox.

         On September 1, 1998 we issued 400,000 shares of it $0.001 par valu common stock to Mr. Fox in exchange for inventory valued at $500.

         On December 1, 1999, we sold 100,000 shares of common stock for $2,000 to two individuals. Each party received 50,000 shares at $0.02 per share. These shares were sold in a private transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act).

         We were issued a permit to sell securities to the public in the State of Nevada pursuant to Nevada Revised Statues Chapter 90.490. This offering (hereinafter referred to as the "Offering") was made in reliance upon an exemption from the registration provisions of Section 5 of the Act, as amended, pursuant to regulation D, Rule 504, of the Act. We sold five hundred twenty-seven thousand seven hundred (527,700) shares of our $0.001 par value common stock during the Offering to approximately 90 shareholders in the State of Nevada at $0.05 per share for total cash of $26,385. The Offering was closed July 28, 2000. We filed an original Form D with the Securities and Exchange Commission.

         As part of the Merger, we issued 3,000,000 shares of our stock to Marrone pursuant to an exemption from the Act

         Other than as provided for above in this Item 5, there have been no other issuances of common or preferred stock. These are our only significant capitalization events to date.

         As of December 31 2001, we had 5,027,700 shares of common stock issued and outstanding held by approximately 90 shareholders of record.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

         This Form 10-KSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "intends", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about them so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from our management's expectations.

(a)      Plan of Operation

         PrimePlayer Incorporated (f/k/a Foxy Jewelry, Inc.), a Nevada Corporation ("PrimePlayer") or the ("Company") or the ("Registrant") is a development stage company, which was incorporated December 12, 1997 under the name, The Business Inn. We were originally going to be involved in the acquisition of rental properties. Although there was some effort to conduct real estate business during this time there were no transactions or agreements during this period. On June 7, 1998, Mike Fox took control of our company and changed our name from The Business Inn to Foxy Jewelry in order to pursue a business plan related to the jewelry business. On November 8, 2002, Foxy Jewelry entered into a Merger and Plan of Agreement with PrimePlayer Incorporated (the "Merger") with a then privately-held company called PrimePlayer, Incorporated ("PrimePlayer 1"). At the time of the Merger, PrimePlayer was involved in the acquisition, development, and commercial operation of an internet website devoted to providing information, equipment and services related to sports medicine, physical training, orthopedic reconstruction and injury rehabilitation.

         On March 26, 2003, we announced that we would indefinitely suspend our Internet projects and our current business plan and commenced to focus our efforts exclusively on the acquisition and marketing of public or private entities with exceptional growth potential. As part of this new business plan, we will attempt to locate and negotiate with a business entity for the merger of a target company with us or other combination by means of stock exchange. In certain instances, the business combination may be effected through a merger or stock exchange with one of our future subsidiaries or a target company. No assurances can be given that we will be successful in locating or negotiating with any target company. Under our new business plan, we believe that we will provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. Although no assurances can be made that we will be successful in this arena.

(b)         Liquidity and Capital Resources

            As a result of our accumulated losses and resultant working capital and stockholders' equity deficiencies, and our lack of operating history, our auditors, in their report dated May 15, 2003, on the accompanying financial statements, have expressed substantial doubt as to our ability to exit the development stage and continue as a going concern. Nevertheless, our management believes that we may have sufficient cash to meet our operational needs for the next twelve months primarily through a verbal agreement with Marrone to provide such cash to meet our operational needs. Marrone has provided us, from time to time, with such funds since the Merger and intends to continue to provide such funds until we can generate our own funds or enter into merger or other agreements or arrangements with others, which would allow us to cover our own expenses. However, there can be no assurances that Marrone will continue to provide such fund or enter into other agreements or arrangements since we have had no significant operations creating significant revenues to date and our need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

            Our current operating plan is to: (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that we would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.


Item 7.  Financial Statements

            Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            On April 9, 2003, we notified our former auditor, G. Brad Beckstead, CPA ("Beckstead") that we retained Piercy Bowler Taylor & Kern, Las Vegas, Nevada ("Piercy Bowler") as our new independent certifying accountant effective immediately.

            The reports of Beckstead  with respect to us from the inception date of December 12, 1997 through December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or application of accounting principles, except that the audit reports were modified to express substantial doubt as to whether we will continue as a going concern. During fiscal years 2000 and 2001 and the subsequent interim period preceding the date of termination of Beckstead, there were no disagreements between the us and Beckstead on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Beckstead, would have caused Beckstead to make reference to the subject matter of the disagreements in his report on the financial statements for such year.

         Our Board of Directors approved the engagement of Piercy Bowler. During our two most recent fiscal years and the subsequent interim period prior to engaging Piercy Bowler, neither the Company nor anyone on its behalf consulted with Piercy Bowler regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered on the our financial statements, and neither a written report nor oral advice was provided to us by Piercy Bowler that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event, as those terms are defined in Item 304(a)(1) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name                      Age       Position
----                      ---       --------
Mike Fox(1)               44        President, CEO
                                     Director & Chairman of the Board

Cleone Bickers(2)         70        Vice-President

Gary Marrone(3)           52        President, CEO
                                      Director & Chairman of the Board

Alexander Gilliland       52        Chief Executive and Financial Officer,
                                     Director & Chairman of the Board
-------------
(1)  Mr. Fox resigned on November 21, 2002.

(2)  Ms. Bickers resigned on October 28, 2002.

(3) Mr. Marrone resigned as an officer of the Company on March 24, 2003 and as a member of the Board of Directors on March 28, 2003.

(4) Mr. Gilliland was appointed President, CEO on March 24, 2003 and was elected to the Board of Directors on March 24, 2003.

Family relationships

         Cleone Bickers is the aunt of Michael Fox.

Work Experience

         Mike Fox, was the President, Secretary, Treasurer, and a Director of the Company until his resignation on November 21, 2002. He has been the Director of Operations with Shelter Software Products, LLC, Las Vegas since January 1999. Between June 1998 and January 1999 he attended jewelry-manufacturing school in preparation for his tenure with the Company. Prior to that, he was Property Manager for McKellar Development Inc., from August 1995 until June 1998 in Las Vegas, Nevada.

         Cleone Bickers was the Company's Vice President until her resignation on October 28, 2002. She has worked primarily in the real estate/storage businesses for approximately the last past nine (9) years.

         Gary Marrone, M.D. was our Chairman of the Board, President, CEO, Secretary and Treasurer until his resignations on March 23, and 28, 2003, respectively. Dr. Marrone is a retired physician spending more than 14 years as orthopedic surgeon primarily in Las Vegas, Nevada. Dr. Marrone received his B.S. in Electrical Engineering from the University of Notre Dame in 1970, a Doctorate in Medicine from Georgetown University Medical Center in 1976 and did his residency in general and orthopedic surgery at the Georgetown University Medical Center from 1976 until 1980. Dr. Marrone also is the President and Chief Executive Officer of Marrone Enterprises LLC, which focuses on medical-legal services, sports medicine marketing and real estate ventures. In addition, Dr. Marrone currently owns 100% of the issued and outstanding stock of Blue-Chip.

         Alexander Gilliland is our current Chairman of the Board, Director, Chief Executive and Financial Officer since March 2003. Mr. Gilliland currently serves as the CEO for the Royal Blind Foundation in Queensland, Australia since October 2002 which is non-profit entity focusing on the needs for vision impairment matters in Australia. From 1991 until September 2001, Mr. Gilliand was the CEO of the Diabetes Australia Queensland, which primarily worked with the Australian government to distribute products to Australian citizens who have diabetes. Mr. Gilliland received a Bachelor of Arts Degree in Economics from the University of Queensland, Australia.

         Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. We do not currently pay compensation to directors for services in that capacity.

         Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any of our directors or executive officers and any other director or executive officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.


Item 10.  Executive Compensation.

(1)      Compensation of Executive Officers

         As a result of our current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2002, except as provided for in the following chart. We intend to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2002. We do have employment agreements in place with any officer and Mr. Gilliland receives a monthly consulting fee of $3,000.


Name                      Position                 Annual Salary      Bonus
----                      --------                 -------------      -----
Mike Fox(1)               President/CEO,               None            None
                           Director, and
                           Chairman of the Board

Cleone Bickers(2)         Vice President               None            None

Gary Marrone(3)           President/CEO,             $54,000(4)        None
                           Director, and
                           Chairman of the Board

Alexander Gilliland(5)    Chief Executive              None            None
                           and Financial Officer,
                           Director, and
                           Chairman of the Board

-----------
(1)  Mr. Fox resigned on November 21, 2002.
(2)  Ms. Bickers resigned on October 28, 2002.
(3) Mr. Marrone resigned as an officer on March 28,2003 and as a director on March 28, 2003.
(4) This amount of salary has been accrued, and payment has been deferred and not paid to Mr. Marrone.
(5) Since he first joined the Company in March 2003, Mr. Gilliland rendered no services to the Company and, therefore earned no compensation, during the year ended December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

A.  Security Ownership of Management and Certain Beneficial Owners

         The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of our Common Stock concerning stock ownership by (i) each director,
(ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by us to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.



Name of Beneficial                 Shares Owned                   Percent of
Owner(1)                           Beneficially (2)                 Class*
------------------                 ----------------               ----------

Mike Fox                            1,000,000                       17.99%
Cleone Bickers                              0                          -
Marrone Enterprises, LLC(3)         3,000,000                       53.6%
Alexander Gilliland                   200,000                          *

All  officers and directors as        200,000                          *
a group (1 person)

-----------------
*    Percent of class based upon 5,587,700 shares outstanding on May 1, 2003.

(1) Unless otherwise indicated, the mailing address for each shareholder is 3993 Howard Hughes Parkway, Suite 270, Las Vegas, Nevada 89109.

(2) The term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, beneficial ownership is of record and consists of sole voting and investment power.

(3)  This is an entity that is entirely owned and controlled by Gary S. Marrone.

B.  Persons Sharing Ownership of Control of Shares

         No persons other than Marrone Enterprises, LLC own shares or the power to vote five percent (5%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

         We have not issued any non-voting securities.

D.  Options, Warrants and Rights

         There are no options, warrants or rights to purchase our securities.

E.  Parents of Issuer

         Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, we have no parents.


Item 12.  Certain Relationships and Related Transactions.

         We have reached an understanding with Blue-Chip under which we may engage the services of Blue-Chip to explore business combinations and/or investment opportunities on our behalf. Before any engagement, we would enter into a formal agreement with Blue-Chip which would, among other things, provide for compensation to Blue-Chip from us for such services. Blue-Chip is an entity owned and controlled by Gary S. Marrone, our former Chairman of the Board and officer as well as largest shareholder via his ownership of Marrone Enterprises LLC.


Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         The following documents are included or incorporated by reference as exhibits to this report:

Exhibits               Description
--------               -----------
2.1 Agreement and Plan of Merger, dated as of the 28th day of October 2002, between Foxy Jewelry and PrimePlayer Incorporated (included as
          Exhibit 99.3 to the Form 8-K filed with the Securities and Exchange Commission dated December 13, 2002).

3.1       Articles of  Incorporation  of  PrimePlayer  Incorporated  (Previously
          filed as an exhibit to the  Company's  Form  10SB12G  filed on May 24,
          2001)

3.2 Bylaws of PrimePlayer Incorporated (Previously filed as an exhibit to the Company's Form 10SB12G filed on May 24, 2001)

99.1 Certification of Alexander Gilliland, Chief Executive Officer and Chief Financial Officer

(b)      Reports On Form 8-K

         We filed the following Form 8-K's:

          1. Form 8-K filed with the Securities and Exchange Commission filed on March 31, 2003 regarding the appointment of Mr. Gilliland as our President replacing Gary Marrone who resigned as an officer.

          2. Form 8-K filed with the Securities and Exchange Commission filed on April 2, 2003 regarding the resignation of Dr. Marrone from the Board of Directors.

          3. Form 8-K filed with the Securities and Exchange Commission filed on April 11, 2003 regarding the appointment of Piercy Bowler Taylor & Kern as our new auditors and resignation of G. Brad Beckstead as our former auditor. .


Item 14.   CONTROLS AND PROCEDURES

            (a) Within 90 days of filing this report on Form 10-QSB (the "Evaluation Date"), our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, this officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

         (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PrimePlayer Incorporated

Date:  May 30, 2003                /s/   Alexander Gilliland
                                   -------------------------
                                   Chief Executive Officer and
                                   Chief Financial Officer

            In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 30, 2003                /s/ Alexander Gilliland
                                   -----------------------
                                   Director,  Chairman,  Chief Executive Officer
                                   and Chief Financial Officer
                                   (Principal Executive and Financial Officer)

                                  CERTIFICATION

I, ALEXANDER GILLILAND, certify that:

1.  I  have  reviewed   this  annual  report  on  Form  10-KSB  of   PrimePlayer
Incorporated.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant, through me is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant, through me, have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant, through me, have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       May 30, 2003


            /s/  Alexander Gilliland
            ------------------------
            Alexander Gilliland
            Principal Executive and Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

                           PRIMEPLAYER, INCORPORATED
                        (A Development-Stage Enterprise)
                               December 31, 2002

                                                                        Page

REPORT OF PIERCY  BOWLER  TAYLOR & KERN                                 F-2

BALANCE SHEETS, DECEMBER 31, 2002 AND 2001                              F-3

STATEMENTS OF DEVELOPMENT STAGE OPERATIONS FOR THE YEARS
 ENDED DECEMBER 31, 2002, AND 2001 AND THE CUMULATIVE PERIOD
 FROM JANUARY 19, 2000, THROUGH DECEMBER 31, 2002                       F-4

STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY FOR THE YEARS
 ENDED DECEMBER 31, 2002, AND 2001 AND THE CUMULATIVE PERIOD
 FROM JANAURY 19, 2000 THROUGH DECEMBER 31, 2002                        F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002,
 2001 AND THE CUMULATIVE PERIOD FROM JANUARY 19, 2000, THROUGH
 DECEMBER 31, 2002                                                      F-6

NOTES TO FINANCIAL STATEMENTS                                           F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
PrimePlayer, Incorporated
Las Vegas, Nevada

We have audited the accompanying balance sheets of PrimePlayer, Incorporated (the Company), a development stage enterprise, as of December 31, 2002 and 2001, and the related statements of development stage operations, stockholders' equity deficiency and cash flows for the years ended December 31, 2002, and 2001, and the cumulative period from January 19, 2000, through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2002 and 2001, and the results of its development stage operations and cash flows for the periods presented, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred development stage losses resulting in a substantial working capital deficiency and an operating deficit, and its ability to pay its obligations when due and to exit the development stage is dependent upon its obtaining license agreements for its product with satisfactory terms, generating profitable operations and raising additional financing. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Piercy  Bowler  Taylor & Kern
---------------------------------
Piercy  Bowler  Taylor & Kern

Las Vegas, Nevada
May 20, 2003

                           PRIMEPLAYER, INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                         2002            2001
                                                      ----------     ----------
ASSETS

Current asset, cash .............................     $    1,169     $       39

 Furniture and equipment,
  net of accumulated depreciation ...............         49,556         16,086

 Deposit .......................................          15,000
                                                      ----------     ----------
                                                      $   65,725     $   16,125
                                                      ==========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

 CURRENT LIABILITIES:
    Accounts payable ............................        122,470
    Accrued expenses ............................         69,150
                                                      ----------
                                                         191,620
                                                      ----------
 Other liabilities:
    Due to shareholders .........................        261,992         85,011
                                                      ----------     ----------

 Stockholders' equity deficiency:
    Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding

    Common stock, $.001 par value, 50,000,000 shares
     authorized, 5,027,700 issued and outstanding          5,028          5,028

    Additional paid-in-capital deficiency .......         (5,028)        (5,028)

    Deficit accumulated in the development stage        (387,887)       (68,886)
                                                      ----------     ----------
                                                        (387,887)       (68,886)
                                                      ----------     ----------
                                                      $   65,725     $   16,125
                                                      ==========     ==========



See accompanying notes to financial statements

                           PRIMEPLAYER, INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENTS OF DEVELOPMENT STAGE OPERATIONS
     FOR THE YEARS ENDED DECEMBER 31, 2002, AND 2001 AND THE CUMULATIVE PERIOD
                FROM JANUARY 19, 2000, THROUGH DECEMBER 31, 2002


                                                           DECEMBER 31        FROM JANUARY 19, 2000,
                                                  --------------------------   (INCEPTION) THROUGH
                                                      2002           2001        DECEMBER 31, 2002
                                                  -----------    -----------   -------------------
Selling, general, and administrative expenses .   $   184,540    $    13,793        $   238,415

Interest expense-related party ................        13,980         10,402             28,991
                                                  -----------    -----------        -----------

Loss before impairment write-off and income tax       198,520         24,195            267,406

Impairment write-down ..........................      120,481                           120,481
                                                  -----------    -----------        -----------

Net loss ......................................   $  (319,001)   $   (24,195)       $  (387,887)
                                                  ===========    ===========        ===========


Net loss per common share .....................   $      0.06    $      0.00        $      0.08
                                                  ===========    ===========        ===========
Weighted average number of
shares outstanding ............................     5,027,700      5,027,700          4,934,115
                                                  ===========    ===========        ===========





See accompanying notes to financial statements

                           PRIMEPLAYER, INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY
       FOR THE YEARS ENDED DECEMBER 31, 2002, AND 2001 AND THE CUMULATIVE PERIOD
                 FROM JANAURY 19, 2000 THROUGH DECEMBER 31, 2002


                                                                                                         TOTAL
                                                    COMMON STOCK         ADDITIONAL                   STOCKHOLDERS'
                                                ---------------------   PAID-IN-CAPITAL  ACCUMULATED     EQUITY
                                                  SHARES    PAR VALUE    (DEFICIENCY)       DEFICIT    DEFICIENCY
                                                ---------   ---------   ---------------  -----------  -------------
FROM INCEPTION OF DEVELOPMENT STAGE,
JANUARY 19, 2000, TO DECEMBER 31, 2000:
  Balances outstanding at inception of
    development stage .......................   1,500,000   $   1,500   $     2,000      $  (2,011)   $       1,489
  Shares issued pursuant to Rule 504 offering     527,700         528        25,857                          26,385
  Retroactive recapitalization for shares
    issued in public shell merger ...........   3,000,000       3,000       (32,885)         2,011          (27,874)
  Net loss ..................................                                              (44,691)         (44,691)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2000, after
   retroactive recapitalization .............   5,027,700       5,028        (5,028)       (44,691)         (44,691)


YEAR ENDED DECEMBER 31, 2001:
  Net loss ..................................                                              (24,195)         (24,195)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2001 ...............   5,027,700       5,028        (5,028)       (68,886)         (68,886)

YEAR ENDED DECEMBER 31, 2002:
  Net loss ..................................                                             (319,001)        (319,001)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2002 ...............   5,027,700   $   5,028   $    (5,028)     $(387,887)   $    (387,887)
                                                =========   =========   ============     ===========  =============



See accompanying notes to financial statements.

                    PRIMEPLAYER, INCORPORATED AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND THE CUMULATIVE PERIOD
                FROM JANUARY 19, 2000, THROUGH DECEMBER 31, 2002



                                                       YEAR               YEAR          FROM JANUARY 19, 2000,
                                                       ENDED              ENDED           (INCEPTION) THROUGH
                                                  DECEMBER 31,2002   DECEMBER 31,2001      DECEMBER 31,2002
                                                  ----------------   ----------------   ---------------------
OPERATING ACTIVITIES:
       Net cash used in operating activities       $      (4,979)    $      (3,067)      $     (42,765)
                                                   -------------     -------------       -------------
INVESTING ACTIVITIES:
     Purchases of furniture and equipment                (50,953)                              (50,953)
     Web development costs                              (109,418)                             (141,593)
                                                   -------------                         -------------
       Net Cash used in investing activities            (160,371)                             (192,546)
                                                   -------------                         -------------

FINANCING ACTIVITIES:
     Proceeds from shareholder advances                  188,000             3,000             258,000
     Repayments of shareholder advances                  (21,520)                              (21,520)
                                                   -------------     -------------       -------------
       Net cash provided by financing activities         166,480             3,000             236,480
                                                   -------------     -------------       -------------

NET INCREASE (DECREASE) IN CASH                            1,130               (67)              1,169
CASH, BEGINNING                                               39               106
                                                   -------------     -------------       -------------

CASH, ENDING                                       $       1,169     $          39       $       1,169
                                                   =============     =============       =============

See accompanying notes to financial statements.

                           PRIMEPLAYER, INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND THE CUMULATIVE
             PERIOD FROM JANUARY 19, 2000, THROUGH DECEMBER 31, 2002

1.   BACKGROUND INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS ACTIVITIES AND HISTORY. In November 2002, in what is commonly accounted for as a "public shell merger," a controlling interest in Foxy Jewelry, Inc. (referred to herein as Foxy) was effectively exchanged for 100% of the common stock of a privately owned company, PrimePlayer, Incorporated (PrimePlayer1). Foxy (which is the surviving entity) concurrently changed its name to PrimePlayer, Incorporated (the Company).


PrimePlayer1 was a marketing company that intended to utilize the internet and traditional media and nontraditional marketing mediums to advance the interests of its clients. In the spring of 2003, the Company refocused its efforts on the acquisition and marketing of public or private companies with exceptional growth potential.

As PrimePlayer1, the Company has been in the development stage since the inception of a predecessor entity, PrimePlayer, LLC, on January 19, 2000. In preparation for the foregoing public shell merger transaction in 2002, PrimePlayer, LLC, merged into PrimePlayer, Incorporated, which was formed and commonly-owned at that time.

In connection with the public shell merger, net liabilities of Foxy were first distributed to its principal shareholder in a disproportionate spin-off transaction resulting in its public shell status and leaving no assets or liabilities to merge with PrimePlayer1. For financial accounting purposes, the transaction was treated similarly to an acquisition of Foxy by, and a recapitalization (Note 5) of, PrimePlayer1. Accordingly, the historical statements of development stage operations and cash flows presented are those of PrimePlayer1. Net loss per share is calculated based on 5,027,700 shares outstanding in 2002 and 2001 presented and an average of 4,934,115 shares outstanding in the cumulative period from inception, after giving retroactive effect to the recapitalization.

FURNITURE AND EQUIPMENT. Furniture and equipment (Note 4) are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

USE OF ESTIMATES. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts and disclosures, some of which may require revision in future periods.

RESEARCH AND DEVELOPMENT COSTS. An immaterial amount of research and development expense is included in selling, general and administrative expenses.

                           PRIMEPLAYER, INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND THE CUMULATIVE
             PERIOD FROM JANUARY 19, 2000, THROUGH DECEMBER 31, 2002

2.   COMMITMENTS AND CONTINGENCIES:

WAR ON TERRORISM The United States is involved in a war on terrorism that is likely to continue to have far-reaching effects on economic activity in the country for an indeterminate period.

OPERATING LEASE. The Company is lessee under a noncancelable operating lease agreement for computer equipment. The Company incurred rent expense of $11,294 during 2002 and none in prior periods.

          2003           $  15,278
          2004              12,732

GOING CONCERN. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2002, the Company has accumulated an operating deficit of $387,887 and a working capital deficiency of $190,451. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to exit the development stage as a going concern will be dependent upon the success of management's plans.

It is management's plan to handle the administrative and reporting requirements of a public company, and search for potential businesses, products, technologies and companies for acquisition. Management plans to seek financing for its operations for the foreseeable future through debt financing, currently under negotiation, or proceeds from planned mergers and loans from its principal stockholder and commonly controlled affiliates. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives in the short term.

3.   INCOME TAXES:

As of December 31, 2002, the Company has generated no revenues over a period of almost three years and incurred substantial losses. However, since the Company was an LLC (which is not a tax paying entity for federal income tax purposes) prior to 2002, its losses through 2001 have flowed through directly to its members' individual returns. The potential income tax benefit of the net loss for 2002 has been effectively offset by a 100% valuation allowance and, therefore, not reflected in the accompanying financial statements. Moreover, for income tax reporting purposes, the Company's 2002 loss before impairment write-down (Note 6) has been deferred as start-up costs and will be amortized over five years commencing when significant revenues are earned. The net operating loss carryforward resulting from the impairment write-down expires in 2022.

                           PRIMEPLAYER, INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND THE CUMULATIVE
             PERIOD FROM JANUARY 19, 2000, THROUGH DECEMBER 31, 2002

3.   INCOME TAXES, Continued:

The major components of deferred tax assets not shown in the accompanying balance sheets as of December 31, 2002 and 2001, are:

                                             2002         2001
                                             ----         ----
      Start-up costs capitalized
       for tax purposes                   $  67,497
      Net operating loss carryforward        40,963
      Allowance                            (108,460)
                                          ---------     ----------
                                          $      -      $      -
                                          =========     ==========


4.   FURNITURE AND EQUIPMENT:

As of the balance sheet dates presented, property and equipment consists of the following:

                                             2002         2001
                                             ----         ----
      Furniture and equipment             $  50,953
      Software                                         $  32,175
      Less accumulated depreciation          (1,397)     (16,089)
                                          ---------    ---------
                                          $  49,556    $  16,086
                                          =========    =========

5.   CAPITALIZATION AND RELATED PARTY TRANSACTIONS:

In giving retroactive effect to the public shell merger and recapitalization, authorized stock of the Company was increased in 2002 to 50,000,000 common shares and 10,000,000 preferred shares, both $.001 par. Preferred stock may be issued in various series, and shall have no cumulative or voting rights, no preferences or limitations, and no pre-emptive rights.

The Company's only significant source of financing in 2002 has been $173,000 in loans made by the majority stockholder (who was a director of the Company at the time the loans were made) due no earlier than January 1, 2004, with varying interest rates between 1 and 4%. The Company also received $70,000 in advances from the majority stockholder throughout 2000 and early 2001 with a 15% interest rate. These loans were used to pay the Company's expenses and develop a website on a "demonstration disk," which was used as marketing tool. The total obligations, including interest at the end of 2002 and 2001 are $261,992 and $85,011, respectively.

                           PRIMEPLAYER, INCORPORATED
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND THE CUMULATIVE
             PERIOD FROM JANUARY 19, 2000, THROUGH DECEMBER 31, 2002

6.   IMPAIRMENT WRITE-DOWN:

During 2000, the Company invested $32,175 in developing a "demonstration disk" used primarily as a marketing tool for the business it was planning to conduct at the time. During 2002, the Company incurred approximately $109,000 to develop a website promoting that business and approximately $11,000 to purchase marketing supplies to be distributed to its potential customers. However, since the Company changed its business focus, these assets have no expected remaining service potential and are considered fully impaired. Accordingly, the remaining unamortized cost has been written down in 2002.

7.   SUPPLEMENTAL CASH FLOW INFORMATION:

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

                                                             January 19, 2000
                                                               (inception)
                                                                 through
                                     2002           2001     December 31, 2002
                                ------------    -----------  -----------------
     Net loss                   $   (319,001)   $   (24,195)  $   (387,887)
     Depreciation                     17,451         10,726         33,539
     Impairment write-down           109,451                       109,451
     Decrease in deposits            (15,000)                      (15,000)
     Increase in:
       Accounts payable              122,470                        122,470
       Accrued expenses               79,650         10,402          94,662
                                ------------    ------------  -------------
                                $     (4,979)   $    (3,067)  $     (42,765)
                                ============    ===========   =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Advances made as direct payments by the stockholders on behalf of the Company for asset purchases was $32,175 in 2000.

Cash paid for interest was $3,480 in 2002 and none in prior periods.