Form 10QSB
period 2003-03-31
PRIMEPLAYER INC
filed 2003-06-06
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                         Commission File Number: 0-32795

                            PRIMEPLAYER INCORPORATED
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

              NEVADA                                      88-0442629
      (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification Number)

     3993 Howard Hughes Parkway, Suite 270
     Las Vegas, Nevada                                      89109
     (Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number (702) 892-9502

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

            Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 5,027,700 common shares issued and outstanding, as of March 31, 2003. Preferred shares none issued nor outstanding as of March 31, 2003.

Traditional Small Business Disclosure Format (check one)

            Yes [ ]     No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.......................................   3
          Balance Sheet (unaudited)..................................   3
          Statements of Development Stage Operations (unaudited).....   4
          Statements of Stockholders' Equity Deficiency (unaudited)..   5
          Statements of Cash Flows (unaudited).......................   6
          Notes to Financial Statements..............................   7

Item 2.   Management's Discussion and Analysis or Plan of Operation..   8

Item 3.   Controls and Procedures....................................  12

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...........................  12

Signatures...........................................................  13

Certifications.......................................................  14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

PRIMEPLAYER, INCORPORATED
(A Development Stage Enterprise)
BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
-----------------------------------------------------------------------------------

                                                          MARCH 31,    DECEMBER 31,
                                                            2003           2002
                                                          ---------    ------------
                                                        (Unaudited)
ASSETS
 Current assets:
    Cash ..............................................   $     353    $   1,169
    Other .............................................       4,113
                                                          ---------    ---------
                                                              4,466        1,169
 Furniture and equipment,
 net of accumulated depreciation ......................      46,581       49,556
 Deposit ..............................................      15,000       15,000
                                                          ---------    ---------
                                                          $  66,047    $  65,725
                                                          =========    =========
 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
 Current liabilities:
    Accounts payable ..................................   $  69,778    $ 122,470
    Accrued expenses ..................................     177,200       69,150
    Other .............................................       3,239
                                                          ---------    ---------
                                                            250,217      191,620
                                                          ---------    ---------
 Due to shareholders ..................................     435,045      261,992
                                                          ---------    ---------
 Stockholders' equity deficiency:
    Preferred stock, $.001 par value, 10,000,000 shares
         authorized, none issued and outstanding
    Common stock, $.001 par value, 50,000,000 shares
         authorized, 5,027,700 issued and outstanding .       5,028        5,028
    Additional paid-in-capital deficiency .............      (5,028)      (5,028)
    Deficit accumulated in the development stage ......    (619,215)    (387,887)
                                                          ---------    ---------
                                                           (619,215)    (387,887)
                                                          ---------    ---------
                                                          $  66,047    $  65,725
                                                          =========    =========

See notes to financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Enterprise)
STATEMENTS OF DEVELOPMENT STAGE OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003, AND 2002 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000, THROUGH MARCH 31, 2003
(Unaudited)
---------------------------------------------------------------------------------------------------

                                                Three-Month Periods Ended               From
                                                        March 31                  January 19, 2000,
                                                --------------------------       (inception) through
                                                   2003            2002           March 31, 2003
                                                -----------    -----------       -------------------
Selling, general, and administrative expenses   $   225,176                        $   463,591

Interest expense-related party ..............         9,452                             38,443

Less other income ...........................        (3,300)                            (3,300)
                                                -----------    -----------         -----------

Loss before impairment write-down ...........       231,328           --               498,734

Impairment write-down .......................                                          120,481
                                                -----------    -----------         -----------

NET LOSS ....................................   $  (231,328)   $      --           $  (619,215)
                                                ===========    ===========         ===========

NET LOSS PER COMMON SHARE ...................   $     (0.05)   $      --           $     (0.13)
                                                ===========    ===========         ===========

Weighted average number of
shares outstanding ..........................     5,027,700      5,027,700           4,941,333
                                                ===========    ===========         ===========


See notes to financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (Unaudited), YEARS ENDED DECEMBER 31,
2002 AND 2001, AND THE CUMULATIVE PERIOD FROM JANAURY 19, 2000 THROUGH MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------------

                                                                                                         TOTAL
                                                    COMMON STOCK         ADDITIONAL                   STOCKHOLDERS'
                                                ---------------------   PAID-IN-CAPITAL  ACCUMULATED     EQUITY
                                                  SHARES    PAR VALUE    (DEFICIENCY)       DEFICIT    DEFICIENCY
                                                ---------   ---------   ---------------  -----------  -------------
FROM INCEPTION OF DEVELOPMENT STAGE,
JANUARY 19, 2000, TO DECEMBER 31, 2000:
  Balances outstanding at inception of
    development stage .......................   1,500,000   $   1,500   $     2,000      $  (2,011)   $       1,489
  Shares issued pursuant to Rule 504 offering     527,700         528        25,857                          26,385
  Retroactive recapitalization for shares
    issued in public shell merger ...........   3,000,000       3,000       (32,885)         2,011          (27,874)
  Net loss ..................................                                              (44,691)         (44,691)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2000, after
   retroactive recapitalization .............   5,027,700       5,028        (5,028)       (44,691)         (44,691)


YEAR ENDED DECEMBER 31, 2001:
  Net loss ..................................                                              (24,195)         (24,195)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2001 ...............   5,027,700       5,028        (5,028)       (68,886)         (68,886)

YEAR ENDED DECEMBER 31, 2002:
  Net loss ..................................                                             (319,001)        (319,001)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2002 ...............   5,027,700   $   5,028   $    (5,028)     $(387,887)   $    (387,887)


THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
  Net loss ..................................                                             (231,328)        (231,328)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, March 31, 2003 ..................   5,027,700   $   5,028   $    (5,028)     $(619,215)    $   (619,215)
                                                =========   =========   ============     ===========   ============




See notes to financial statements.


PRIMEPLAYER, INCORPORATED
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH-PERIODS ENDED MARCH 31, 2003, AND 2002, AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000, THROUGH MARCH 31, 2003
-------------------------------------------------------------------------------------------

                                                 Three months
                                                ended March 31,      From January 19, 2000,
                                            ----------------------    (inception) through
                                               2003        2002          March 31, 2003
                                            ---------    ---------   ----------------------

Net cash used in operating activities ...   $(164,416)   $    --          $(207,181)
                                            ---------    ---------        ---------

Net cash used in investing activities ...        --           --           (192,546)
                                            ---------    ---------        ---------

Net cash provided by financing activities     163,600         --            400,080
                                            ---------    ---------        ---------

Net increase (decrease) in cash .........        (816)        --                353
Cash, beginning .........................       1,169           39               --
                                            ---------    ---------        ---------

Cash, ending ............................   $     353    $      39        $     353
                                            =========    =========        =========


See notes to financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND THE CUMULATIVE PERIOD FROM JANAURY 19, 2000 THROUGH MARCH 31, 2003
--------------------------------------------------------------------------------

1.       Basis of presentation.

The interim condensed financial statements of PrimePlayer, Incorporated (the Company), are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The accompanying balance sheet information at December 31, 2002, was derived from the audited financial statements included in that report.

2.       Commitments and contingencies.

Going concern. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. Its ability to exit the development stage and do so is dependent on obtaining sufficient cash inflows to continue its activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


3.       Subsequent events.

Subsequent to the end of the period presented, the Company issued an aggregate of 560,000 shares of the Company's common stock to a number of individuals in consideration for services received during the first three months of 2003. Since there was no recent cash trading in stock, the fair value of the stocks issued was determined by management based on the estimated value of the services at $0.22 per share, and the related liability of $123,200 is included in the financial statements presented.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

            This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "intends", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about them so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from our management's expectations.

(a)      Plan of Operation

         PrimePlayer Incorporated (f/k/a Foxy Jewelry, Inc.), a Nevada corporation ("PrimePlayer"), the ("Company") or the ("Registrant") is a development stage company, which was incorporated December 12, 1997 under the name, The Business Inn. We were originally going to be involved in the acquisition of rental properties. Although there was some effort to conduct real estate business during this time there were no transactions or agreements during this period. On June 7, 1998, Mike Fox took control of our company and changed our name from The Business Inn to Foxy Jewelry in order to pursue a business plan related to the jewelry business. On November 8, 2002, Foxy Jewelry entered into a Merger and Plan of Agreement with PrimePlayer Incorporated (the "Merger") with a then privately-held company called PrimePlayer, Incorporated ("PrimePlayer 1"). At the time of the Merger, PrimePlayer was involved in the acquisition, development, and commercial operation of an internet website devoted to providing information, equipment and services related to sports medicine, physical training, orthopedic reconstruction and injury rehabilitation.

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

(b)         Loss Per Share

            We adopted the provisions of Statement Of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. We did not present Diluted EPS since we have a simple capital structure.

(c)         Liquidity and Capital Resources

            As discussed in Note 2 to the financial statements, we have had limited operations and have not commenced planned principal operations. The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets, the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue our operations.

As a result of our accumulated losses and resultant working capital and stockholders' equity deficiencies, and our lack of operating history, our auditors, in their report dated May 15, 2003, included on our Form 10-KSB for the fiscal year ended December 31, 2002, expressed substantial doubt as to our ability to exit the development stage and continue as a going concern. Nevertheless, our management believes that we may have sufficient cash to meet our operational needs for the next twelve months primarily through a verbal agreement with Gary S. Marrone, our former Chairman and Chief Executive Officer and our largest shareholder ("Marrone") to provide such cash to meet our operational needs. Marrone has provided us, from time to time, with such funds since the Merger and intends to continue to provide such funds until we can generate our own funds or enter into merger or other agreements or arrangements with others, which would allow us to cover our own expenses. However, there can be no assurances that Marrone will continue to provide such fund or enter into other agreements or arrangements since we have had no significant operations creating significant revenues to date and our need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

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

(d)      Risk And Uncertainties

            The following is a summary description of some of the many risks that we face as we focus our efforts on this new business plan. You should carefully review these risks in evaluating our business. You should also consider the other information described in this report.

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


Item 3.     CONTROLS AND PROCEDURES

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



                            PART II OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            99.1 Certification of Alexander Gilliland, Chief Executive Officer and Chief Financial Officer

(b)      Reports On Form 8-K

         We filed the following Form 8-K's:

          1. Form 8-K filed with the Securities and Exchange Commission filed on March 31, 2003 regarding the appointment of Mr. Gilliland as our President replacing Gary Marrone ("Marrone") who resigned as an officer.

          2. Form 8-K filed with the Securities and Exchange Commission filed on April 2, 2003 regarding the resignation of Marrone from the Board of Directors.

          3. Form 8-K filed with the Securities and Exchange Commission filed on April 11, 2003 regarding the appointment of Piercy Bowley Taylor & Kern as our new auditors and resignation of G. Brad Beckstead as our former auditor.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PrimePlayer Incorporated

Date:  June 6, 2003                /s/   Alexander Gilliland
                                   -------------------------
                                   Chief Executive Officer and
                                   Chief Financial Officer

                                  CERTIFICATION

I, ALEXANDER GILLILAND, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PrimePlayer Incorporated.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant, through me, is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant, through me, has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant, through me, has indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 6, 2003


/s/  Alexander Gilliland
------------------------
Alexander Gilliland, Principal Executive and Financial Officer