Form 10QSB
period 2003-06-30
PRIMEPLAYER INC
filed 2003-08-14
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

         Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 5,587,000 common shares issued and outstanding, as of June 30, 2003. Preferred shares none issued nor outstanding as of June 30, 2003.

Traditional Small Business Disclosure Format (check one)

         Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements......................................... 3

                 Balance Sheet (unaudited)................................ 4

                 Statements of Development Stage Operations (unaudited)... 5

                 Statements of Stockholders' Equity Deficiency (unaudited).6

                 Statement of Cash Flows (unaudited) ..................... 7

                 Notes to Financial Statements............................ 8

Item 2.      Management's Discussion and Analysis or Plan of Operation.... 9

Item 3.      Controls and Procedures..................................... 12

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................ 12

Signatures............................................................... 12

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                            PRIMEPLAYER, INCORPORATED
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                      JUNE 30, 2003, AND DECEMBER 31, 2002

                                                       June 30,    December 31,
                                                         2003           2002
                                                      -----------  ------------
                                                      (Unaudited)
ASSETS

Current assets:
   Cash                                                            $      1,169
                                                                   ------------
   Other                                              $      542
                                                      -----------
                                                             542          1,169
Furniture and equipment,
net of accumulated depreciation                           43,606         49,556

Deposit                                                   15,000         15,000
                                                      -----------  ------------

                                                          59,148   $     65,725
                                                      ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Accounts payable-related party                     $   73,478   $     69,778
   Accounts payable-other                                  3,223         52,692
   Accrued expenses                                       74,142         69,150
                                                      -----------  ------------
                                                         150,843        191,620
                                                      -----------  ------------
Due to shareholders                                      500,107        261,992
                                                      -----------  ------------

Stockholders' equity deficiency:
   Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding

   Common stock, $.001 par value, 50,000,000
     shares authorized, 5,587,000, and 5,027,700
     issued and outstanding                                5,588          5,208
   Additional paid-in-capital (deficiency)               117,612         (5,028)
   Deficit accumulated in the development stage        ( 715,002)     ( 387,887)
                                                      -----------  ------------
                                                       ( 591,802)     ( 387,887)
                                                      -----------  ------------

                                                      $   59,148   $     65,725
                                                      ===========  ============

                        See notes to financial statements



                            PRIMEPLAYER, INCORPORATED
                        (A Development Stage Enterprise)
                   STATEMENTS OF DEVELOPMENT STAGE OPERATIONS
     FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003, AND 2002, AND
       THE CUMULATIVE PERIOD FROM JANUARY 29, 2000, THROUGH JUNE 30, 2003
                                   (Unaudited)


                                         Three months            Six months          From January 29, 2000
                                        ended June 30,          ended June 30,        (inception) through
                                       2003        2002         2003       2002          June 30, 2003
                                    ---------   ---------     ---------   ---------  ---------------------
Selling, general and
   administrative expenses          $  82,824                 $ 308,000                   $    546,415

Interest expense, related party        17,013                    29,015                         58,006

Less related party rental revenue    (  6,600)                 (  9,900)                    (    9,900)
                                    ---------   ---------     ---------   ---------       ------------

Loss before impairment
   write-down                          93,237           0       327,115           0            594,521

Impairment write-down
                                                                                               120,481
                                    ---------   ---------     ---------   ---------       ------------

Net loss                            $ (93,237)  $       0     $(327,115)  $       0       $  ( 715,002)
                                    =========   =========     ========    =========       ============


Net loss per common share           $    0.02   $       0     $    0.06   $       0       $      0.14
                                    =========   =========     =========   =========       ============

Weighted average number of
shares outstanding                  5,581,546   5,027,700     5,306,153   5,027,700          4,987,676
                                    =========   ==========    =========   =========       ============




                       See notes to financial statements.

                            PRIMEPLAYER, INCORPORATED
                        (A Development Stage Enterprise)
                  STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY
 FOR THE SIX MONTHS ENDED JUNE 30, 2003 (Unaudited), YEARS ENDED DECEMBER 31, 2002 AND 2001, AND
       THE CUMULATIVE PERIOD FROM JANUARY 19, 2000, THROUGH JUNE 30, 2003
                                   (Unaudited)


                                                                                                         TOTAL
                                                    COMMON STOCK         ADDITIONAL                   STOCKHOLDERS'
                                                ---------------------   PAID-IN-CAPITAL  ACCUMULATED     EQUITY
                                                  SHARES    PAR VALUE    (DEFICIENCY)       DEFICIT    DEFICIENCY
                                                ---------   ---------   ---------------  -----------  -------------
FROM INCEPTION OF DEVELOPMENT STAGE,
JANUARY 19, 2000, TO DECEMBER 31, 2000:
  Balances outstanding at inception of
    development stage                           1,500,000   $   1,500   $     2,000      $  (2,011)   $       1,489
  Shares issued pursuant to Rule 504 offering     527,700         528        25,857                          26,385
  Retroactive recapitalization for shares
    issued in public shell merger               3,000,000       3,000       (32,885)         2,011          (27,874)
  Net loss                                                                                 (44,691)         (44,691)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2000, after
   retroactive recapitalization                 5,027,700       5,028        (5,028)       (44,691)         (44,691)


YEAR ENDED DECEMBER 31, 2001:
  Net loss                                                                                 (24,195)         (24,195)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2001                   5,027,700       5,028        (5,028)       (68,886)         (68,886)

YEAR ENDED DECEMBER 31, 2002:
  Net loss                                                                                (319,001)        (319,001)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2002                   5,027,700   $   5,028   $    (5,028)     $(387,887)   $    (387,887)


SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

  Shares issued for services                      560,000         560       122,640                         123,200
    Net loss                                                                               (327,115)       (327,115)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, June 30, 2003                       5,587,700   $   5,588   $   117,612      $(715,002)   $    (591,802)
                                                =========   =========   ============     ===========   ============


                       See notes to financial statements.




                            PRIMEPLAYER, INCORPORATED
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2003, AND 2002, AND THE
         CUMULATIVE PERIOD FROM JANUARY 19, 2002, THROUGH JUNE 30, 2003
                                   (Unaudited)


                                                 Six months
                                                ended June 30,      From January 19, 2000,
                                            ----------------------    (inception) through
                                               2003        2002          June 30, 2003
                                            ---------    ---------   ----------------------

Net cash used in operating activities       $(213,969)          --        $(  256,734)

Net cash used in investing activities              --           --         (  192,546)

Net cash provided by financing activities     212,800           --            449,280
                                            ---------    ---------        --- -------

Net decrease in cash                         (  1,169)          --                 --

Cash, beginning                                 1,169    $      39                 --
                                            ---------    ---------        --- -------

Cash, ending                                $      --    $      39        $        --
                                            =========    =========        ===========



                       See notes to financial statements.

                            PRIMEPLAYER, INCORPORATED
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003, AND 2002
     AND THE CUMULATIVE PERIOD FROM JANUARY 19, 2000, THROUGH JUNE 30, 2003
                                   (Unaudited)

1. BASIS OF PRESENTATION

The interim condensed financial statements of PrimePlayer, Incorporated (the Company), are unaudited. It is the opinion of the Company's management that all adjustments necessary for a full statement of the interim results presented have been reflected therein. Results of operations for any interim period are not period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, from which the accompanying balance sheet information at December 31, 2002, was derived.

2.  CONTINGENCIES

Going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Its ability to exit the development stage is dependent on obtaining sufficient cash inflows to continue its activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's plan to obtain the necessary resources to support the administrative and reporting requirements of a public company, and search for potential businesses, products, technologies and companies for acquisition for the foreseeable future through debt financing, currently under negotiation, or proceeds from planned mergers and loans from its principal stockholder and commonly controlled affiliates. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives in the short term.

3.  STOCK ISSUANCE

In the second quarter, the Company issued an aggregate of 560,000 shares of the Company's common stock to a number of individuals in consideration for services received during the first three months of the year. Since there was no recent cash trading in stock, the fair value of the stock issued was determined by management based on the estimated value of the services at $0.22 per share.

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

(a)      Plan of Operation

PrimePlayer Incorporated (f/k/a Foxy Jewelry, Inc.), a Nevada corporation ("PrimePlayer, the "Company" or the "Registrant") is a development stage company, which was incorporated December 12, 1997 under the name, The Business Inn. We were originally going to be involved in the acquisition of rental properties. Although there was some effort to conduct real estate business during this time there were no transactions or agreements during this period. On June 7, 1998, Mike Fox took control of our company and changed our name from The Business Inn to Foxy Jewelry in order to pursue a business plan related to the jewelry business. On November 8, 2002, Foxy Jewelry entered into a Merger and Plan of Agreement with PrimePlayer Incorporated (the "Merger") with a then privately-held company called PrimePlayer, Incorporated ("PrimePlayer 1"). At the time of the Merger, PrimePlayer was involved in the acquisition, development, and commercial operation of an internet website devoted to providing information, equipment and services related to sports medicine, physical training, orthopedic reconstruction and injury rehabilitation.

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

         Our current operating plan for the foreseeable future is to: (i) meet the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition through debt financing, currently under negotiation, or proceeds from planned mergers and loans from its principal stockholder and commonly controlled affiliates. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that we would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

(c) Risk And Uncertainties

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

Item 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1 Certification of Alexander Gilliland, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302

         32.1 Certification of Alexander Gilliland, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906

(b)      Reports On Form 8-K

None



SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PrimePlayer Incorporated

Date:  August 14, 2003                    By:    /s/ Alexander Gilliland
                                                 -------------------------
                                                 Alexander Gilliland,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer