Form 10QSB
period 2003-09-30
PRIMEPLAYER INC
filed 2003-11-14
CIK 1119272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission File Number: 0-32795

                            PRIMEPLAYER INCORPORATED
                            ------------------------
                 (Name of Small Business Issuer in its charter)

                   NEVADA                        88-0442629
       (State or other jurisdiction of         (IRS Employer
       incorporation or organization)         Identification Number)

                     1930 Village Center Circle, Suite 3-422
                          Las Vegas, Nevada               89134
               (Address of principal executive offices) (Zip Code)

         3993 Howard Hughes Parkway, Suite 270, Las Vegas, Nevada 89109 (Former name or former address, if changed, since last report)

                    Issuer's telephone number (702) 892-0321
                    ----------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The Registrant has 5,587,700 common shares issued and outstanding, as of September 30, 2003. Preferred shares none issued nor outstanding as of September 30, 2003.

Traditional Small Business Disclosure Format (check one)
         Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION                                             3

Item 1.   Financial Statements
             Balance Sheet (unaudited)                                     3
             Statements of Development Stage Operations (unaudited).       4
             Statements of Stockholders' Equity Deficiency (unaudited).    5
             Statement of Cash Flows (unaudited)                           6
             Notes to Financial Statements                                 7

Item 2.   Management's Discussion and Analysis or Plan of Operation.       8

Item 3.   Controls and Procedures                                         12

PART II. OTHER INFORMATION                                                12

Item 6.   Exhibits and Reports on Form 8-K                                12
             Certifications
Signatures                                                                13

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

PRIMEPLAYER, INCORPORATED
(A Development Stage Enterprise)
BALANCE SHEET
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
-------------------------------------------------------------------------------

                                                     September 30,  December 31,
                                                         2003           2002
                                                     -------------  ------------
                                                      (Unaudited)
ASSETS

 Current assets:
    Cash                                               $        5     $   1,169
    Other                                                     272
                                                       ----------     ----------

                                                              277         1,169
 Furniture and equipment,
 net of accumulated depreciation                           40,631        49,556

 Deposit                                                     -           15,000
                                                       ----------     ----------

                                                       $   40,908     $  65,725
                                                       ==========     =========
 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

 Current liabilities:
    Due to shareholder                                 $   69,778     $  69,778
    Accounts payable                                         -           52,692
    Accrued expenses                                       90,470        69,150
                                                       ----------     ----------
                                                          160,248       191,620
                                                       ----------     ----------

 Loans from affiliates                                    533,459       261,992
                                                       ----------     ----------

 Stockholders' equity deficiency:
    Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding

    Common stock, $.001 par value, 50,000,000 shares
       authorized, 5,587,700 and  5,027,700 issued and
       outstanding                                          5,588         5,028
   Additional paid-in-capital (deficiency)                117,612        (5,028)
    Deficit accumulated in the development stage         (775,999)     (387,887)
                                                       ----------     ----------
                                                         (652,799)     (387,887)
                                                       ----------     ----------

                                                       $   40,908     $  65,725
                                                       ==========     =========
See notes to financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Enterprise)
STATEMENTS OF DEVELOPMENT STAGE OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003, AND 2002, AND
    THE CUMULATIVE PERIOD FROM JANUARY 19, 2000, THROUGH SEPTEMBER 30, 2003
---------------------------------------------------------------------------------------------------------------------
                 (Unaudited)

                                                Three months               Nine months         From January 19, 2000,
                                              ended September 30,       ended September 30,    (inception) through
                                             2003         2002          2003         2002       September 30, 2003
                                          ---------    ----------    ---------     ---------   ----------------------
Selling, general, and administrative
  expenses                                $  47,243                  $  355,243                  $   593,658

Interest expense, related party              17,054                      46,069                       75,060

Less related party rental revenue            (3,300)                    (13,200)                     (13,200)
                                          ---------    ----------    ----------     ---------   --------------

Loss before impairment write-down            60,997             -       388,112            -         655,518

Impairment write-down                                                                                120,481
                                          ---------    ----------    ----------     ---------   --------------
Net loss                                  $ (60,997)   $        -    $ (388,112)    $      -     $  (775,999)
                                          =========    ==========    ==========     =========   ==============


Net loss per common share                 $   (0.01)   $        -     $   (0.07)    $      -     $     (0.15)
                                          =========    ==========    ==========     =========   ==============

Weighted average number of
shares outstanding                        5,587,700     5,027,700     5,400,347     5,027,700      5,028,536
                                          =========    ==========    ==========     =========   ==============


See notes to financial statements.


PRIMEPLAYER, INCORPORATED
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, YEARS ENDED DECEMBER 31, 2002, 2001, 2000, AND
    THE CUMULATIVE PERIOD FROM JANAURY 19, 2000, THROUGH SEPTEMBER 30, 2003
-----------------------------------------------------------------------------------------------------------------

                                                                                                         TOTAL
                                                    COMMON STOCK         ADDITIONAL                   STOCKHOLDERS'
                                                ---------------------   PAID-IN-CAPITAL  ACCUMULATED     EQUITY
                                                  SHARES    PAR VALUE    (DEFICIENCY)       DEFICIT    DEFICIENCY
                                                ---------   ---------   ---------------  -----------  -------------
FROM INCEPTION OF DEVELOPMENT STAGE,
JANUARY 19, 2000, TO DECEMBER 31, 2000:
  Balances outstanding at inception of
    development stage                           1,500,000   $   1,500   $     2,000      $  (2,011)   $       1,489
  Shares issued pursuant to Rule 504 offering     527,700         528        25,857                          26,385
  Retroactive recapitalization for shares
    issued in public shell merger               3,000,000       3,000       (32,885)         2,011          (27,874)
  Net loss                                                                                 (44,691)         (44,691)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2000, after
   retroactive recapitalization                 5,027,700       5,028        (5,028)       (44,691)         (44,691)


YEAR ENDED DECEMBER 31, 2001:
  Net loss                                                                                 (24,195)         (24,195)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2001                   5,027,700       5,028        (5,028)       (68,886)         (68,886)

YEAR ENDED DECEMBER 31, 2002:
  Net loss                                                                                (319,001)        (319,001)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, December 31, 2002                   5,027,700   $   5,028   $    (5,028)     $(387,887)   $    (387,887)


NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

  Shares issued for services                      560,000         560       122,640                         123,200
    Net loss                                                                              (388,112)        (388,112)
                                                ---------   ---------   ------------     -----------  -------------
  Balances, September 30, 2003                  5,587,700   $   5,588   $   117,612      $(775,999)   $    (652,799)
                                                =========   =========   ============     ===========   ============


See notes to financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, AND 2002, AND THE CUMULATIVE
     PERIOD FROM JANUARY 19, 2000, THROUGH SEPTEMBER 30, 2003
------------------------------------------------------------------------------------------------
                 (Unaudited)

                                                     Nine-months           From January 19, 2000,
                                                 ended September 30,        (inception) through
                                                 2003           2002         September 30, 2003
                                               ----------     --------     ----------------------
Net cash used in operating activities          $ (222,564)    $     -        $   (265,329)

Net cash used in investing activities                   -           -            (192,546)

Net cash provided by financing activities         221,400           -             457,880
                                               ----------     --------     ----------------------

Net increase (decrease) in cash                    (1,164)          -                   5

Cash, beginning                                     1,169     $     39                  -
                                               ----------     --------     ----------------------

Cash, ending                                   $        5     $     39       $          5
                                               ==========     ========     =======================



See notes to financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003
AND 2002 AND THE CUMULATIVE PERIOD FROM JANUARY 19, 2000
THROUGH SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
(UNAUDITED)


1.       BASIS OF PRESENTATION.

The interim condensed financial statements of PrimePlayer, Incorporated (the Company), are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. Results of operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the audited financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, from which the accompanying balance sheet information at December 31, 2002, was derived.

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

It is management's plan to seek to obtain the necessary resources to support the administrative and reporting requirements of a public company, and search for potential businesses, products, technologies and companies for acquisition for the foreseeable future through planned mergers and loans from its principal stockholder and commonly controlled affiliates. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives in the short term.

3.       STOCK ISSUANCE.

During the second quarter, the Company issued an aggregate of 560,000 shares of the Company's common stock to a number of individuals in consideration for services received during the first three months of the year. Since there was no recent cash trading in stock, the fair value of the stock issued was determined by management based on the estimated fair value of the services of $123,200 ($0.22 per share).

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

(a)      Plan of Operation

         PrimePlayer Incorporated (f/k/a Foxy Jewelry, Inc.), a Nevada corporation ("PrimePlayer, the "Company" or the "Registrant") is a development stage company, which was incorporated December 12, 1997 under the name, The Business Inn. We were originally going to be involved in the acquisition of rental properties. Although there was some effort to conduct real estate business during this time there were no transactions or agreements during this period. On June 7, 1998, Mike Fox took control of our company and changed our name from The Business Inn to Foxy Jewelry in order to pursue a business plan related to the jewelry business. On November 8, 2002, Foxy Jewelry entered into a Merger and Plan of Agreement with PrimePlayer Incorporated (the "Merger") with a then privately-held company called PrimePlayer, Incorporated ("PrimePlayer 1"). At the time of the Merger, PrimePlayer 1 was involved in the acquisition, development, and commercial operation of an internet website devoted to providing information, equipment and services related to sports medicine, physical training, orthopedic reconstruction and injury rehabilitation.

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

(b)      Critical Accounting Policies and Estimates

          Except for the valuation of stock issued for services, as discussed in
Note 3 to our financial statements included herein, the Company does not employ any accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

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

         CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our officers have not entered into written employment agreements, are not expected to do so in the foreseeable future, and no key man life insurance has been obtained on any of our officers and directors.

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


Item 3.  CONTROLS AND PROCEDURES

        An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

        During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:

         31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive and Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports On Form 8-K

         None

SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PrimePlayer Incorporated

Date:  November 14, 2003              By: /s/ Alexander Gilliland
                                          -------------------------
                                          Alexander Gilliland,
                                          Chief Executive Officer and Chief
                                            Financial Officer