Form 10KSB
period 2003-12-31
PRIMEPLAYER INC
filed 2006-05-26
CIK 1119272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-32795

PRIMEPLAYER INCORPORATED
(Name of small business issuer in its charter)
Nevada	88-0442629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2235 E. Flamingo Road, Suite D-4, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 702-461-6220
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$7,001,332 as of February 28, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 520,003,807 issued and outstanding at March 20, 2006.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I
Item 1.  Description of Business

Business Development

We were incorporated under the laws of the State of Nevada on December 12, 1997 under the name The Business Inn. We have also operated under the name Foxy Jewelry, Inc.

On November 8, 2002, we entered into a Merger and Plan of Agreement (the "Merger") with PrimePlayer, Incorporated, a privately-held company. At the time of the Merger, PrimePlayer was involved in the acquisition, development, and commercial operation of an internet website devoted to providing information, equipment and services related to sports medicine, physical training, orthopedic reconstruction and injury rehabilitation. Pursuant to the terms of the Merger, PrimePlayer, Incorporated was merged into us and we were the surviving entity. We then changed our name to PrimePlayer, Incorporated.

On March 26, 2003, our management discontinued the implementation of our business plan to develop and operate internet websites because we were unable to secure financing. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify technology or businesses for acquisition, we will require additional financing in order to enable us to complete the acquisition. However, we can provide no assurance that if we pursue additional financing we will receive any financing. Given our lack of success in generating any discussions, we plan to retain a consultant to assist us identifying additional business and/or technology for acquisition, but have not retained a consultant at the present time.

Patents, Licenses, Trademarks, Intellectual Property, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own any interest in a patent, trademark, license, franchise, concession, or royalty agreement.

Employees

At the present time, we have no employees other than our sole officer, Mr. Alexander Gilliland. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

We did not incur any research or development expenditures during the fiscal years ended December 31, 2003 or 2002.

Item 2. Description of Property

We do not lease or own any real estate property. At the present time, we maintain offices at 2235 E. Flamingo Road, Suite D-4, Las Vegas, Nevada 89119. Our offices are provided by our sole officer at no cost

Item 3.  Legal Proceedings

In January 2003, a subcontractor we hired filed a claim with the Labor Commissioner of the State of California alleging he was due wages from January 1, 2003 through January 15, 2003 in the amount of $4,250 as well as waiting time penalties pursuant to Labor Code Section 203 at a daily rate of $396.23. A hearing was conducted in San Jose, California on September 4, 2003. Following the hearing, we were order to pay compensation in the amount of $4,000 in wages and $304.65 interest.

By letter dated May 1, 2003 from Vignette Corporation (“Vignette”), Vignette claimed that we were in default of an agreement and that it intended to pursue litigation for collect monies due. We notified Vignette that the agreement was not binding because it was entered into by an independent contractor without any express or implied authority. In addition, we never received any services from Vignette. We were not served with any notice of litigation or have otherwise been provided with notice that a judgment has been entered against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the forth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock was quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares were quoted on the OTC Bulletin Board under the symbol “PPYR.” As a result of our delinquency in filing timely periodic reports required by the Securities Exchange Act of 1934, our common stock was removed from the OTC Bulletin Board.

Our common stock is currently quoted on the pink sheets, under the trading symbol “PPYR.” The following table lists the range of high and low bid information for our common equity for each quarter within the last two fiscal years for which such information was available. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended December 31, 2002	High Bid	Low Bid

Quarter ended March 31, 2002	$0.35	$0.01
Quarter ended June 30, 2002	$0.16	$0.11
Quarter ended September 30, 2002	$0.12	$0.07
Quarter ended December 31, 2002	$0.63	$0.07

Fiscal Year Ended December 31, 2003	High Bid	Low Bid

Quarter ended March 31, 2003	$0.29	$0.16
Quarter ended June 30, 2003	$0.00	$0.00
Quarter ended September 30, 2003	$0.23	$0.15
Quarter ended December 31, 2003	$0.08	$0.021

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2003 we had approximately sixty-two (62) holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of equity securities without registration under the Securities Act of 1933 during the fiscal year ended December 31, 2003.

During the second quarter of 2003, we issued 560,000 shares of our common stock in consideration for services received earlier in the year. These shares were valued at $123,000 (based upon a price of $0.22 per share). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. The stock certificates issued had the appropriate legends affixed to the restricted stock.

Item 6.  Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Plan of Operation

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous business plan and ceased operations on March 26, 2003. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. Due to our lack of success in generating any discussions, we plan to retain a consultant to assist us identifying additional business and/or technology for acquisition, but have not retained a consultant at the present time.

We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

We currently have forecasted the expenditure of approximately $20,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses and technology for acquisition. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market. If we are successful and identify a business or technology to acquire, we will need additional financing to complete this acquisition.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees other than our sole officer and director, Mr. Alexander Gilliland. We do not anticipate hiring any employees until such time as we are able acquire any additional businesses and/or technology.

Results of Operations for the Years Ended December 31, 2002 and December 31, 2003.

We have had no material business operations since March 26, 2003. We did not earn any revenues during the fiscal years ending December 31, 2003 or 2002. We have not generated any revenue since our inception.

We incurred expenses in the amount of $350,307 for the fiscal year ended December 31, 2003, compared to expenses of $184,540 for the fiscal year ended December 31, 2002. Our operating expenses for the fiscal year ended December 31, 2003 and 2002 were entirely attributable to selling, general and administrative expenses. Our operating expenses increased significantly primarily because of additional consulting and administrative expenses. We anticipate our operating expenses will increase if we are successful and identify a business or technology to acquire.

We incurred a net loss of $454,178 for the fiscal year ended December 31, 2003, compared to a net loss of $319,001 for the fiscal year ended December 31, 2002. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

We had no assets as of December 31, 2003, compared to assets of $65,725 as of December 31, 2002. As of December 31, 2002, we maintained cash in the amount of $1,169 and had a certificate of deposit in the amount of $15,000. We had a working capital deficit of $718,865 as of December 31, 2003, compared to a working capital deficit in the amount of $437,443 as of December 31, 2002. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2003, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have no assets, liabilities of approximately $718,000, have no revenue, and have incurred cumulative net losses of the period January 19, 2000 to December 31, 2003 of approximately $832,000. Our ability to raise capital through future financings is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 7: Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheet as of December 31, 2003 and 2002;
F-3	Statements of Operations - Years Ended December 31, 2003 and December 31, 2002 and for the Period January 19, 2000 (inception) to December 31, 2003;
F-4	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2003 and December 31, 2002 and for the Period January 19, 2000 (inception) to December 31, 2003;
F-5	Statements of Cash Flows for the Years Ended December 31, 2003 and December 31, 2002 and for the Period January 19, 2000 (inception) to December 31, 2003; and
F-6	Notes to Financial Statements;

Baum & Company, P.A.
1515 University Dr. Suite 226
Coral Springs FL 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Primeplayers, Incorporated
(A Development Stage Company)
Las Vegas Nevada

We have audited the accompanying balance sheet of Primeplayers, Incorporated (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The Company=s financial statements as of December 31, 2002 and for the year then ended were audited by other auditors whose report dated May 20, 2003 expressed an unqualified opinion, except for a paragraph relating to going concern considerations.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primeplayers, Incorporated (a development stage company) as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has experience a loss since inception in 2000. The Company=s financial position and operating results raise substantial doubts about its ability to continue a going concern. Management=s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coral Springs, Florida
November 21, 2005

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	December 31,	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash	$-	$1,169
Deposit	-	15,000
		.
Total current assets	-	16,169

PROPERTY AND EQUIPMENT - net	-	49,556

Total assets	$-	$65,725

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accruals	$98,457	$191,620
Due to shareholder and related parties	620,408	261,992

Total current liabilities	718,865	453,612

Total liabilities	718,865	453,612

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
5,587,700 and 5,027,700 issued and outstanding at
December 31, 2003 and December 31, 2002, respectively	5,588	5,028
Paid in capital in excess of par	117,612	(5,028)
Deficit accumiulated in the development stage	(842,065)	(387,887)

Total stockholders' deficiency	(718,865)	(387,887)

Total liabilities and stockholders' deficiency	$-	$65,725
The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO DECEMBER 31, 2003

			PERIOD
			JANUARY 19, 2000
			(inception)
	DECEMBER 31,	DECEMBER 31,	TO DECEMBER 31,
	2003	2002	2003

REVENUES	$-	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	350,307	184,540	588,722

Net income (loss) before other income (expenses) and
provision for income taxes	(350,307)	(184,540)	(588,722)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	(40,631)	-	(40,631)
Imparement (writedown)		(120,481)	(120,480)
Interest (expense)-related party	(63,240)	(13,980)	(92,231)

Total other income (expense)	(103,871)	(134,461)	(253,342)

Net income (loss) before provision for income taxes	(454,178)	(319,001)	(842,064)

Provision for income taxes	-	-	-

Net income (loss)	$(454,178)	$(319,001)	$(842,064)
Net income (loss) per weighted average share, basic	$(0.09)	$(0.06)
Weighted average number of shares	5,304,623	5,027,700

The accompanying notes are an intregral part of the financal statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND CONPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2003 and DECEMBER 31, 2002
AND FOR THE PERIOD JANUARY 19, 2000 (INCEPTION) TO DECEMBER 31, 2003

				Additional	Accumulated	Total
	Number of	Common	Preferred	Paid In	Deficit	Stockholders'
	Shares	Stock	Stock	Capital		Deficiency

From inception of Development Stage January 19, 2000	1,500,000	$1,500	$-	$2,000	$-	$3,500

Common stock isused pursuant to Rule 504 offering	527,700	528		25,857		26,385

Retroactive recapitalization for shares issued in public shell	3,000,000	3,000		(32,885)		(29,885)

Net income for the Year ended December 31, 2000
					(44,691)	(44,691)
BALANCE, DECEMBER 31, 2000
	5,027,700	5,028	-	(5,028)	(44,691)	(44,691)

Net income for the Year ended December 31, 2001
					(24,195)	(24,195)
BALANCE, DECEMBER 31, 2001
	5,027,700	5,028	-	(5,028)	(68,886)	(68,886)

Net income for the Year ended December 31, 2002
					(319,001)	(319,001)
BALANCE, DECEMBER 31, 2002
	5,027,700	5,028	-	(5,028)	(387,887)	(387,887)

Common stock issued for services	560,000	560		122,640		123,200

Net loss for the Year ended December 31, 2003					(454,178)	(454,178)

BALANCE, December 31, 2003	5,587,700	$5,588	$-	$117,612	$(842,065)	$(718,865)

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO DECEMBER 31, 2003

			PERIOD
			JANUARY 19, 2000
			(inception)
	DECEMBER 31,	DECEMBER 31,	TO DECEMBER 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(454,178)	$(319,001)	$(842,065)

Adjustments to reconcile net income (loss) to net cash provided (used)
by operations:
Depreciation and amortization	8,925	17,451	42,464
Common stock issued for services	123,200	-	123,200
Loss on fixed asset sale	40,631	-	40,631
Impairment writedowns		109,451	109,451
Changes in operating assets and liabilities:
(Increase) decrease in deposits	15,000	(15,000)	-
Increase (decrease) in accounts payable and other accruals	(93,163)	202,120	123,969

Net cash provided (used) by operating activities	(359,585)	(4,979)	(402,350)
CASH FLOW FROM INVESTING ACTIVITIES:
Website development costs	-	(109,418)	(141,593)
Payments for fixed assets	-	(50,953)	(50,953)

Net cash provided (used) by investing activities	-	(160,371)	(192,546)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	295,175	188,000	553,175
Increase in accruals payable -related parties	63,241	-	63,241
Repayments of shareholder advances	-	(21,520)	(21,520)

Net cash provided (used) by financing activities	358,416	166,480	594,896

Net increase (decrease) in cash	(1,169)	1,130	-

CASH - BEGINNING	1,169	39	-

CASH - ENDING	$-	$1,169	$-
		1,169	1,169
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-	$5,935
Cash paid for income taxes	$-	$-	$180,203
Common stock issued for payables	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31 2003

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

PrimePlayer was a marketing company that intended to utilize the internet and traditional media and nontraditional marketing mediums to advance the interests of its clients. In the spring of 2003, the Company refocused its efforts on the acquisition and marketing of public or private companies with exceptional growth potential.

As PrimePlayer, the Company has been in the development stage since the inception of a predecessor entity, PrimePlayer, LLC, on January 19, 2000. In preparation for the foregoing public shell merger transaction in 2002, PrimePlayer, LLC, merged into PrimePlayer, Incorporated, which was formed and commonly-owned at that time.

In connection with the public shell merger, net liabilities of Foxy were first distributed to its principal shareholder in a disproportionate spin-off transaction resulting in its public shell status and leaving no assets or liabilities to merge with PrimePlayer1. For financial accounting purposes, the transaction was treated similarly to an acquisition of Foxy by, and a recapitalization (Note 5) of, PrimePlayer1. Accordingly, the historical statements of development stage operations and cash flows presented are those of PrimePlayer1. Net loss per share is calculated based on average shares outstanding, after giving retroactive effect to the recapitalization.

BASIS OF ACCOUNTING. The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected December 31 as its annual year-end.

DEVELOPMENT STAGE. The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 842,000.

FURNITURE AND EQUIPMENT. Furniture and equipment (Note 4) are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31,2003

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

REVENUE RECOGNITION. The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers. The Company has not generated revenues since inception

RESEARCH AND DEVELOPMENT COSTS. An immaterial amount of research and development expense is included in selling, general and administrative expenses.

2.   COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES. The Company was lessee under a non cancelable operating lease agreement for computer equipment which was assumed by a related party in 2003 as part of the fixed asset sale. The Company incurred office rent expense of $63,731 during 2003 and $11,294 during 2002. The company has sublease income from a related party of $ 13,200 in 2003. The office lease was been terminated in 2003.

3.   INCOME TAXES:

As of December 31, 2003, the Company has generated no revenues over a period of almost four years and incurred substantial losses. However, since the Company was an LLC (which is not a tax paying entity for federal income tax purposes) prior to 2002, its losses through 2001 have flowed through directly to its members' individual returns. The potential income tax benefit of the net loss for 2002 has been effectively offset by a 100% valuation allowance and, therefore, not reflected in the accompanying financial statements. Moreover, for, income tax reporting purposes, the Company's 2002 loss before impairment write-down has been deferred as start-up costs and will be amortized over five years commencing when significant revenues are earned. The net operating loss carryforward resulting from the impairment write-down expires in 2023.

The major components of deferred tax assets not shown in the accompanying balance sheets incurred for the years ending as of December 31, 2003 and 2002, are:

	2003	2002
Start-up costs capitalized
for tax purposes	$-	$67,497
Net operating loss carryforward	454,178	40,963
Allowance	(454,178)	(108,460)
	$-	$-

Income tax rates for the years ending December 31:

	2003	2002
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	-%	-%

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31, 2003

4. FURNITURE AND EQUIPMENT:

As of the balance sheet dates presented, property and equipment consists of the following:

	2003	2002
Furniture and equipment	$-	$50,953
Less accumulated depreciation	-	(1,397)
	$-	$49,556

In 2003, all the assets were sold or retired, resulting in a loss of $40,631.

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

The Company's only significant source of financing in 2003 and 2002 has been loans made by the majority stockholder and his affiliated companies due no earlier than January 1, 2004, with interest accruing at 15%. The Company also received $70,000 in advances from the majority stockholder throughout 2000 and early 2001 with a 15% interest rate. These loans were used to pay the Company's expenses and develop a website on a "demonstration disk," which was used as marketing tool. The total obligations, including interest at the end of 2003 is $620,408.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31,2003

7. GOING CONCERN:

As shown in the accompanying financial statements, the Company has no assets, liabilities of approximately $ 718,000, has had no revenue and has incurred cumulative net losses for the period January 19, 2000 to December 31, 2003 of approximately $ 842,000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

It is management's plan to handle the administrative and reporting requirements of a public company, and search for potential businesses, products, technologies and companies for acquisition. Management plans to seek financing for its operations for the foreseeable future through debt financing, proceeds from planned mergers or loans from its principal stockholder and commonly controlled affiliates. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives in the short term.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

8.  STOCK TRANSACTIONS:

During the second quarter of 2003, the Company issued 560,000 shares of the common stock in consideration for services received earlier in the year. Since there was no recent cash trading in stock, the fair value of the stock issued was determined by management based on the estimated fair value of the services received of $123,200 ($0.22 per share).

9.  NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31,2003

9.  NEW ACCOUNTING PRONOUNCEMENTS Continued:

In December 2004, the FASB issued SFAS No. 123 (R) Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly we believe SFAS No. 123(R) may have a material impact on financial statements at such time as options are issued.

Item 8: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Piercy Bowler Taylor & Kern, Certified Public Accountants (the "Former Accountant"), was informed on September 1, 2005, that we decided to replace the Former Accountant and engaged Baum & Company ("Baum") as our principal accountants effective on that date. The decision to change accountants was approved by our board of directors. We did not consult with Baum on any matters prior to retaining such firm as our principal accountants.

The Former Accountant's report dated May 20, 2003, on our consolidated financial statements as of and for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for expressing substantial doubt as to our ability to continue as a going concern.

In connection with the audit for the fiscal year ended December 31, 2002, and the subsequent reviews of the quarterly and nine-month interim periods ended through September 30, 2003, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their report on the financial statements for such periods. No auditing or review services were performed by the Former Accountant with respect to any period ended subsequent to September 30, 2003.

In connection with the audit for the fiscal year ended December 31, 2002, and the subsequent interim period ending September 30, 2003, the Former Accountant and did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K, except that the Former Accountant notified the Board of Director’s in its letter dated May 30, 2003 that the Company “does not currently employ a qualified experienced accountant to prepare its financial statements, guide the Company in complying with its public financial reporting requirements, and oversee the day-to-day accounting and other financial affairs of the Company. The Company should hire such an accountant to perform this critical function and provide management with reasonable assurance of the preparation of the Company’s financial statements in accordance with generally accepted accounting principles.” The Former Accountant discussed these weaknesses with a board member when procedures were being performed for each quarter in 2003 through September 30, 2003.

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Alexander Gilliland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B: Other information

During the fiscal year ended December 31, 2005, we received notice from four creditors of their intention to accept shares of our common stock in full satisfaction of all monies due to them. On May 19, 2005, we issued to a creditor 833,333 shares of our common stock in exchange for the retirement of $25,000 in debt owed to the creditor. On August 3, 2005, we issued to a creditor 40,000 shares of our common stock in exchange for the retirement of $4,000 in debt owed to the creditor. On August 5, 2005, we issued to a creditor 156,250 shares of our common stock in exchange for the retirement of $25,000 in debt owed to the creditor. On September 19, 2005, we issued to a creditor 13,333,333 shares of our common stock in exchange for the retirement of $400,000 in debt owed to the creditor. No commissions were paid on the issuance of these shares.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The name and age of our sole director and executive officer is set forth below:

Name	Age	Position with the Company
Alexander Gilliland	55	President, Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of Alexander Gilliland for the past five years.

Alexander Gilliland is our sole officer and director. Mr. Gilliland assumed these positions in March 2003. Mr. Gilliland also currently serves as the CEO for the Royal Blind Foundation in Queensland, Australia since October 2002 which is non-profit entity focusing on the needs for vision impairment matters in Australia. From 1991 until September 2001, Mr. Gilliand was the CEO of the Diabetes Australia Queensland, which primarily worked with the Australian government to distribute products to Australian citizens who have diabetes. Mr. Gilliland received a Bachelor of Arts Degree in Economics from the University of Queensland, Australia.

Term of Office

Our directors are elected for one-year terms, to hold office until the next annual general meeting of the shareholders, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Significant Employees

We do not have any employees other than our sole officer, Alexander Gilliland.

Audit Committee

We do not have a separately-designated standing audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act for the fiscal year ended December 31, 2003:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Alexander Gilliland, Chief Executive Officer, Chief Financial Officer, and Director	0	0	0
Gary Marrone, Former President, Chief Executive Officer, Director, and Chairman of the Board	0	0	0

* Subsequent to the reporting period in May 2005, Mr. Gilliland sold 200,000 shares of our common stock and failed to file a report reflecting this change in ownership.

Code of Ethics Disclosure

We have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our sole officer. We anticipate that we will adopt a code of ethics once we commence operations.

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes the compensation earned for services rendered by our officers during the fiscal year ended December 31, 2003. The summary information is provided each for the fiscal year ended December 31, 2003, December 31, 2002 and December 31, 2001 as applicable.

 Annual Compensation                                                                         Long-Term Compensation
Name	Title	Year	Salary	Bonus	Other Compensation	Annual Awarded	Restricted Stock Options / SARs (#)	LTIP Payouts	All Other Compensation
Alexander Gilliland	CEO, CFO, and Director	2003 2002 2001	$0 n/a n/a	$0 n/a n/a	$33,000 [2] n/a n/a	$0 n/a n/a	$0 n/a n/a	$0 n/a n/a	$0 n/a n/a
Gary Marrone	Former Pres., CEO, and Director	2003 2002 2001	$0 $54,000 [1] n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a

[1]	This salary was accrued, deferred and payment was not made to Mr. Marrone.
[2]
Mr. Gilliland has accrued a monthly consulting fee in the amount of $3,000 for the period January 1, 2003 through September 30, 2003. From October 1, 2003 this monthly consulting fee was reduced and continued to accrue in the amount of $2,000 per month.

Stock Option Grants

We have not granted any stock options to our executive officers or employees during the fiscal year ended December 31, 2003. We have also not granted any stock option to the executive officers since December 31, 2003.

Compensation to Directors

There has been no compensation paid to any members of our board of directors during the fiscal year ended December 31, 2003 for services rendered as a member of the board.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters

The following table sets forth the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 5,587,700 shares of common stock issued and outstanding on December 31, 2004.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Current Executive Officers & Directors:
Common Stock	Alexander Gilliland 127 Kenmore Road Kenmore QLD 4069	200,000	3.6%
Total of All Current Directors and Officer:		200,000	3.6%
Common Stock	Mike Fox 2620 S. Maryland Pkwy., #402 Las Vegas, NV 89109	600,000	10.7%
Common Stock	Marrone Enterprises, LLC 3993 Howard Hughes Pkwy., Suite 270 Las Vegas, NV 89109	2,700,000	48.3%

* As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Equity Compensation Plans

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

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

Item 13: Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the fiscal years ended December 31, 2002 and 2003 were approximately $6,500 and $5,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2002 and 2003.

All Other Fees

The aggregate fees billed by our auditors for all services other than those set forth above, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2002 and 2003 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEPLAYER INCORPORATED

By: /s/    Alexander Gilliland
                Alexander Gilliland
                Chief Executive Officer,
                Chief Financial Officer and Director

                May 25, 2006