Form 10QSB
period 2004-03-31
PRIMEPLAYER INC
filed 2006-05-26
CIK 1119272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-32795

PRIMEPLAYER INCORPORATED
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0442629
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2235 E. Flamingo Road, Suite D-4, Las Vegas, NV 89119
(Address of principal executive offices)

(702) 461-6220
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [  ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,003,807 common shares as of March 20, 2006

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of March 31, 2004 and December 31, 2003;
(b)	Statements of Operations for the three months ended March 31, 2004 and 2003;
(c)	Statements of Cash Flows for the three months ended March 31, 2004 and 2003;
(d)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2004 are not necessarily indicative of the results that can be expected for the full year.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31 2003

	March 31,	December 31,
	2004	2003
		(Audited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Deposit	-	-
		.
Total current assets	-	-

PROPERTY AND EQUIPMENT - net	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accruals	$98,957	$98,457
Due to shareholder and related parties	637,579	620,408

Total current liabilities	736,536	718,865

Total liabilities	736,536	718,865

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
5,587,700 issued and outstanding at
March 31, 2004 and December 31, 2003, respectively	5,588	5,588
Paid in capital in excess of par	117,612	117,612
Deficit accumiulated in the development stage	(859,736)	(842,065)

Total stockholders' deficiency	(736,536)	(718,865)

Total liabilities and stockholders' deficiency	$-	$-

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO MARCH 31, 2004

			PERIOD
			JANUARY 19, 2000
			(inception)
	MARCH 31	MARCH 31	TO MARCH 31
	2004	2003	2004

REVENUES	$-	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	500	221,876	589,222

Net income (loss) before other income (expenses) and
provision for income taxes	(500)	(221,876)	(589,222)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-	(40,631)
Imparement (writedown)		-	(120,480)
Interest (expense)-related party	(17,171)	(9,452)	(109,402)

Total other income (expense)	(17,171)	(9,452)	(270,513)

Net income (loss) before provision for income taxes	(17,671)	(231,328)	(859,735)

Provision for income taxes	-	-	-

Net income (loss)	$(17,671)	$(231,328)	$(859,735)
Net income (loss) per weighted average share, basic	$(0.00)	$(0.05)
Weighted average number of shares	5,587,700	5,027,700

The accompany notes are an intregral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO MARCH 31, 2004

			PERIOD
			JANUARY 19, 2000
			(inception)
	MARCH 31	MARCH 31	TO MARCH 31
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,671)	$(231,328)	$(859,735)

Adjustments to reconcile net income (loss) to net cash provided (used)
by operations:
Depreciation and amortization	-	2,975	42,464
Common stock issued for services	-	-	123,200
Loss on fixed asset sale	-		40,631
Impairment writedowns		-	109,451
Changes in operating assets and liabilities:
(Increase) decrease in deposits	-	-	-
(Increase) decrease in other assets		(4,112)	-
Increase (decrease) in accounts payable and other accruals	500	70,599	124,469
-			-
Net cash provided (used) by operating activities	(17,171)	(161,866)	(419,520)
CASH FLOW FROM INVESTING ACTIVITIES:
Website development costs	-	-	(141,593)
Payments for fixed assets	-	-	(50,953)

Net cash provided (used) by investing activities	-	-	(192,546)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	-	151,598	553,175
Increase in accruals payable -related parties	17,171	9,452	80,411
Repayments of shareholder advances	-	-	(21,520)

Net cash provided (used) by financing activities	17,171	161,050	612,066

Net increase (decrease) in cash	-	(816)	-

CASH - BEGINNING	-	1,169	-

CASH - ENDING	$-	$353	$-
-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompany notes are an intregral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2004

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

DEVELOPMENT STAGE. The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 859,000.

FURNITURE AND EQUIPMENT. Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2004

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

BASIS OF PRESENTATION. The interim condensed financial statements of PrimePlayer, Incorporated (the Company), are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. Operating revenues and net earnings losses for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The accompanying balance sheet information at December 31, 2003, was derived from the audited financial statements included in that report.

2. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES. The Company was lessee under a non cancelable operating lease agreement for computer equipment which was assumed by a related party in 2003 as part of the fixed asset sale. The Company incurred office rent expense of $63,731 during 2003. The company has sublease income from a related party of $ 13,200 in 2003. The office lease was been terminated in 2003.

3. INCOME TAXES:
In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The major components of deferred tax assets not shown in the accompanying balance sheet incurred for the three months ending March 31, 2004 are:

2004
Net operating loss carryforward	$17,671
Allowance	(17,671)
$-

Income tax rates for the three months ending March 31 2004:

2004
Statutory federal income tax rate	34%
Valuation allowance	(34)
Effective tax rate	-%

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2004

4. FURNITURE AND EQUIPMENT:

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

The Company's only significant source of financing has been loans made by the majority stockholder and his affiliated companies with interest accruing at 15%. The total obligations, including interest at as of March 31, 2004 is $637,579.

6. GOING CONCERN:

As shown in the accompanying financial statements, the Company has no assets, liabilities of approximately $ 736,000, has had no revenue and has incurred cumulative net losses for the period January 19, 2000 to March 31, 2004 of approximately $ 859,000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

7.  STOCK TRANSACTIONS:

During the second quarter of 2003, the Company issued 560,000 shares of the common stock in consideration for services received earlier in the year. Since there was no recent cash trading in stock, the fair value of the stock issued was determined by management based on the estimated fair value of the services received of $123,200 ($0.22 per share).

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2004

8.  NEW ACCOUNTING PRONOUNCEMENTS:

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

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

Assets

As of March 31, 2004, we had no assets.

Liabilities and Stockholders Equity

Our total liabilities as of March 31, 2004 were $736,536 and consisted of accounts payable in the amount of $98,957 and money due to shareholder and related parties in the amount of $637,579.

As of March 31, 2004, total stockholders’ deficiency was $736,536.

Results of Operations for the Three Months Ended March 31, 2004 and March 31, 2003.

We have had no material business operations since March 26, 2003. We did not earn any revenues during the three months ended March 31, 2004. We have not generated any revenue since our inception. We do not anticipate earning any revenues until such time as we are able to identify other business opportunities or companies for acquisition.

We incurred expenses in the amount of $500 for the three months ended March 31, 2004, compared to expenses of $221,876 for the three months ended March 31, 2003. Our operating expenses for the three months ended March 31, 2004 and 2003 were entirely attributable to selling, general and administrative expenses. Our operating expenses in the current reporting period decreased significantly when compared to the same reporting period in the prior year as a result of us ceasing operations on March 26, 2003. We anticipate our operating expenses will increase if we are successful and identify a business or technology to acquire.

We incurred a net loss of $17,671 for the three months ended March 31, 2004, compared to a net loss of $231,328 for the three months ended March 31, 2003. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

We had no assets as of March 31, 2004 and December 31, 2003. We had a working capital deficit of $736,536 as of March 31, 2004. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. In the event we are not able to obtain financing within the next 12 months, our business plan will be significantly delayed and we may be forced to cease operations. We currently do not have any formal commitments or arrangements for the advancement or loan of funds.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2004, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Alexander Gilliland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2003.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2004.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PrimePlayer Incorporated

Date:	May 25, 2006

By: /s/ Alexander Gilliland Alexander Gilliland Title: Chief Executive Officer, Chief Financial Officer, and Director