Form 10QSB
period 2004-06-30
PRIMEPLAYER INC
filed 2006-05-26
CIK 1119272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of June 30, 2004 and December 31, 2003;
(b)	Statements of Operations for the six months ended June 30, 2004 and 2003;
(c)	Statements of Operations for the three months ended June 30, 2004 and 2003;
(d)	Statements of Cash Flows for the six months ended June 30, 2004 and 2003;
(e)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2004 are not necessarily indicative of the results that can be expected for the full year.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31 2003

	June 30,	December 31,
	2004	2003
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Deposit	-	-
		.
Total current assets	-	-

PROPERTY AND EQUIPMENT - net	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accruals	$99,457	$98,457
Due to shareholder and related parties	654,750	620,408

Total current liabilities	754,207	718,865

Total liabilities	754,207	718,865

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
5,587,700 issued and outstanding at
June 30, 2004 and December 31, 2003, respectively	5,588	5,588
Paid in capital in excess of par	117,612	117,612
Deficit accumiulated in the development stage	(877,407)	(842,065)

Total stockholders' deficiency	(754,207)	(718,865)

Total liabilities and stockholders' deficiency	$-	$-

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO JUNE 30, 2004

	JUNE 30	JUNE 30
	2004	2003

REVENUES	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	1,000	221,876

Net income (loss) before other income (expenses) and
provision for income taxes	(1,000)	(221,876)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-
Imparement (writedown)		-
Interest (expense)-related party	(34,342)	(9,452)

Total other income (expense)	(34,342)	(9,452)

Net income (loss) before provision for income taxes	(35,342)	(231,328)

Provision for income taxes	-	-

Net income (loss)	$(35,342)	$(231,328)
Net income (loss) per weighted average share, basic	$(0.01)	$(0.05)
Weighted average number of shares	5,587,700	5,027,700

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	JUNE 30	JUNE 30
	2004	2003

REVENUES	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	500	76,224

Net income (loss) before other income (expenses) and
provision for income taxes	(500)	(76,224)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-
Imparement (writedown)		-
Interest (expense)-related party	(17,171)	(17,013)

Total other income (expense)	(17,171)	(17,013)

Net income (loss) before provision for income taxes	(17,671)	(93,237)

Provision for income taxes	-	-

Net income (loss)	$(17,671)	$(93,237)
Net income (loss) per weighted average share, basic	$(0.00)	$(0.02)
Weighted average number of shares	5,587,700	5,581,546

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO JUNE 30, 2004

			PERIOD
			JANUARY 19, 2000
			(inception)
	JUNE 30	JUNE 30	TO JUNE 30
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35,342)	$(327,115)	$(877,406)

Adjustments to reconcile net income (loss) to net cash provided (used)
by operations:
Depreciation and amortization	-	5,950	42,464
Common stock issued for services	-	123,200	123,200
Loss on fixed asset sale	-		40,631
Impairment writedowns		-	109,451
Changes in operating assets and liabilities:
(Increase) decrease in deposits	-	-	-
(Increase) decrease in other assets		(542)	-
Increase (decrease) in accounts payable and other accruals	1,000	44,477	124,969
			-
Net cash provided (used) by operating activities	(34,342)	(154,030)	(436,691)
CASH FLOW FROM INVESTING ACTIVITIES:
Website development costs	-	-	(141,593)
Payments for fixed assets	-	-	(50,953)

Net cash provided (used) by investing activities	-	-	(192,546)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	-	126,396	553,175
Increase in accruals payable -related parties	34,342	26,465	97,582
Repayments of shareholder advances	-	-	(21,520)

Net cash provided (used) by financing activities	34,342	152,861	629,237

Net increase (decrease) in cash	-	(1,169)	-

CASH - BEGINNING	-	1,169	-

CASH - ENDING	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2004

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

DEVELOPMENT STAGE. The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 877,000.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2004

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

The major components of deferred tax assets not shown in the accompanying balance sheet incurred for the six months ending June 30, 2004 are:

2004
Net operating loss carryforward	$35,342
Allowance	(35,342)
$-

Income tax rates for the six months ending June 30 2004:

2004
Statutory federal income tax rate	34%
Valuation allowance	(34)
Effective tax rate	-%

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2004

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

The Company's only significant source of financing has been loans made by the majority stockholder and his affiliated companies interest accruing at 15%. The total obligations, including interest at as of June 30, 2004 is $654,750.

6. GOING CONCERN:

As shown in the accompanying financial statements, the Company has no assets, liabilities of approximately $ 754,000, has had no revenue and has incurred cumulative net losses for the period January 19, 2000 to June 30, 2004 of approximately $ 877,000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2004

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

Assets

As of June 30, 2004, we had no assets.

Liabilities and Stockholders Equity

Our total liabilities as of June 30, 2004 were $754,207 and consisted of accounts payable in the amount of $99,457 and money due to shareholder and related parties in the amount of $654,750.

As of June 30, 2004, total stockholders’ deficiency was $754,207.

Results of Operations

We have had no material business operations since March 26, 2003. We did not earn any revenues during the three or six months ended June 30, 2004. We have not generated any revenue since our inception. We do not anticipate earning any revenues until such time as we are able to identify other business opportunities or companies for acquisition.

We incurred expenses in the amount of $500 for the three months ended June 30, 2004, compared to expenses of $76,224 for the three months ended June 30, 2003. We incurred expenses in the amount of $1,000 for the six months ended June 30, 2004, compared to expenses of $221,876 for the six months ended June 30, 2003. Our operating expenses for the three and six months ended June 30, 2004 and 2003 were entirely attributable to selling, general and administrative expenses. Our operating expenses in the current reporting period decreased significantly when compared to the same reporting period in the prior year as a result of us ceasing operations on March 26, 2003. We anticipate our operating expenses will increase if we are successful and identify a business or technology to acquire.

We incurred a net loss of $17,671 for the three months ended June 30, 2004, compared to a net loss of $93,237 for the three months ended June 30, 2003. We incurred a net loss of $35,342 for the six months ended June 30, 2004, compared to a net loss of $231,328 for the six months ended June 30, 2003. Our losses for the three and six months ended June 30, 2004 and 2003 have been attributable entirely to operating expenses.

Liquidity and Capital Resources

We had no assets as of June 30, 2004 and December 31, 2003. We had a working capital deficit of $754,207 as of June 30, 2004. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

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

Off Balance Sheet Arrangements

As of June 30, 2004, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Alexander Gilliland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect such controls.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2004.

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