Form 10KSB
period 2004-12-31
PRIMEPLAYER INC
filed 2006-05-26
CIK 1119272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-32795

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,003,807 issued and outstanding at March 20, 2006.

Transitional Small Business Disclosure Format (Check One): Yes [  ]  No [X]

 PART I
Item 1: Description of Business

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

Research and Development

We did not incur any research or development expenditures during the fiscal years ended December 31, 2004 or 2003.

Item 2: Description of Property

We do not currently own or lease any real estate property. At the present time, we maintain offices at 2235 E. Flamingo Road, Suite D-4, Las Vegas, Nevada 89119. Our offices are provided by our sole officer at no cost.

Item 3: Legal Proceedings

In January, 2003 a subcontractor we hired filed a claim with the Labor Commissioner of the State of California alleging he was due wages from January 1, 2003 through January 15, 2003 in the amount of $4,250 as well as waiting time penalties pursuant to Labor Code Section 203 at a daily rate of $396.23. The hearing was conducted in San Jose, California on September 4, 2003. Following the hearing, we were ordered to pay compensation in the amount of $4,000 in wages and $304.65 interest
.
By letter dated May 1, 2003 from Vignette Corporation (“Vignette”), Vignette claimed that we were in default of an agreement and that it intended to pursue litigation for the purpose of collecting monies due. We notified Vignette that the agreement was not binding because it was entered into by an independent contractor without any express or implied authority. In addition, we never received any services from Vignette. We were not served with any notice of litigation or have otherwise been provided with notice that a judgment has been entered against us.

Item 4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

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

Fiscal Year Ended December 31, 2003	High	Low

Quarter ended March 31, 2003	$0.29	$0.16
Quarter ended June 30, 2003	$0.00	$0.00
Quarter ended September 30, 2003	$0.23	$0.15
Quarter ended December 31, 2003	$0.08	$0.021

Fiscal Year Ended December 31, 2004	High	Low

Quarter ended March 31, 2004	$0.065	$0.05
Quarter ended June 30, 2004	$0.00	$0.00
Quarter ended September 30, 2004	$0.00	$0.00
Quarter ended December 31, 2004	$0.00	$0.00

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

Holders of Our Common Stock

As of December 31, 2004, we had approximately sixty-two (62) holders of record of our common stock and several other stockholders hold shares in street name.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities sold during the fiscal year ended December 31, 2004.

Item 6: Plan of Operation

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

Results of Operations for the Years Ended December 31, 2003 and December 31, 2004.

We have had no material business operations since March 26, 2003. We did not earn any revenues during the fiscal years ending December 31, 2004 or 2003. We have not generated any revenue since our inception.

We incurred expenses in the amount of $2,000 for the fiscal year ended December 31, 2004, compared to expenses of $350,307 for the fiscal year ended December 31, 2003. Our operating expenses for the fiscal year ended December 31, 2004 and 2003 were entirely attributable to selling, general and administrative expenses. Our operating expenses in the current reporting period decreased significantly when compared to the same reporting period in the prior year as a result of us ceasing operations on March 26, 2003. We anticipate our operating expenses will increase if we are successful and identify a business or technology to acquire.

We incurred a net loss of $70,684 for the fiscal year ended December 31, 2004, compared to a net loss of $454,178 for the fiscal year ended December 31, 2003. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

We had no assets as of December 31, 2004, and as of December 31, 2003. As of December 31, 2004, we had no cash. We had a working capital deficit of $789,549 as of December 31, 2004, compared to a working capital deficit in the amount of $718,865 as of December 31, 2003. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have no assets, liabilities of approximately $790,000, have no revenue, and have incurred cumulative net losses of the period January 19, 2000 to December 31, 2004 of approximately $912,000. Our ability to raise capital through future financings is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 7:  Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheet as of December 31, 2004 and 2003;
F-3	Statements of Operations - Years Ended December 31, 2004 and December 31, 2003 and for the Period January 19, 2000 (inception) to December 31, 2004;
F-4	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2004 and December 31, 2003 and for the Period January 19, 2000 (inception) to December 31, 2004;
F-5	Statements of Cash Flows for the Years Ended December 31, 2004 and December 31, 2003 and for the Period January 19, 2000 (inception) to December 31, 2004; and
F-6	Notes to Financial Statements;

Baum & Company, P.A.
1515 University Dr. Suite 226
Coral Springs FL 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Primeplayers, Incorporated
(A Development Stage Company)
Las Vegas Nevada

We have audited the accompanying balance sheets of Primeplayers, Incorporated (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primeplayers, Incorporated (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has experience a loss since inception in 2000. The Company=s financial position and operating results raise substantial doubts about its ability to continue a going concern. Management=s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coral Springs, Florida
November 21, 2005

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2004 AND DECEMBER 31 2003

	December 31,	December 31,
	2004	2003

ASSETS

CURRENT ASSETS
Cash	$-	$-
Deposit	-	-
		.
Total current assets	-	-

PROPERTY AND EQUIPMENT - net	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accruals	$100,457	$98,457
Due to shareholder and related parties	689,092	620,408

Total current liabilities	789,549	718,865

Total liabilities	789,549	718,865

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
5,587,700 issued and outstanding at
December 31, 2004 and December 31, 2003, respectively	5,588	5,588
Paid in capital in excess of par	117,612	117,612
Deficit accumiulated in the development stage	(912,749)	(842,065)

Total stockholders' deficiency	(789,549)	(718,865)

Total liabilities and stockholders' deficiency	$-	$-
The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO DECEMBER 31, 2004

			PERIOD
			JANUARY 19, 2000
			(inception)
	DECEMBER 31	DECEMBER 31	TO DECEMBER 31
	2004	2003	2004

REVENUES	$-	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	2,000	350,307	590,722

Net income (loss) before other income (expenses) and
provision for income taxes	(2,000)	(350,307)	(590,722)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	(40,631)	(40,631)
Imparement (writedown)		-	(120,480)
Interest (expense)-related party	(68,684)	(63,240)	(126,573)

Total other income (expense)	(68,684)	(103,871)	(287,684)

Net income (loss) before provision for income taxes	(70,684)	(454,178)	(878,406)

Provision for income taxes	-	-	-

Net income (loss)	$(70,684)	$(454,178)	$(878,406)
Net income (loss) per weighted average share, basic	$(0.01)	$(0.09)
Weighted average number of shares	5,587,700	5,304,623

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss
For the Years Ended December 31, 2004 and December 31, 2003 and
for the Period January 19, 2000 (inception) to December 31, 2004

				Additional	Accumulated	Total
	Number of	Common	Preferred	Paid In	Deficit	Stockholders'
	Shares	Stock	Stock	Capital		Deficiency

From inception of Development Stage January 19, 2000	1,500,000	$1,500	$-	$2,000	$-	$3,500

Common stock isused pursuant to Rule 504 offering	527,700	528		25,857		26,385

Retroactive recapitalization for shares issued in public shell	3,000,000	3,000		(32,885)		(29,885)

Net income for the Year ended December 31, 2000					(44,691)	(44,691)

BALANCE, DECEMBER 31, 2000	5,027,700	5,028	-	(5,028)	(44,691)	(44,691)

Net income for the Year ended December 31, 2001					(24,195)	(24,195)

BALANCE, DECEMBER 31, 2001	5,027,700	5,028	-	(5,028)	(68,886)	(68,886)

Net income for the Year ended December 31, 2002					(319,001)	(319,001)

BALANCE, DECEMBER 31, 2002	5,027,700	5,028	-	(5,028)	(387,887)	(387,887)

Common stock issued for services	560,000	560		122,640		123,200

Net loss for the Year ended December 31, 2003					(454,178)	(454,178)

BALANCE, December 31, 2003	5,587,700	5,588	-	117,612	(842,065)	(718,865)

Net loss for the year ended December 31, 2004					(70,684)	(70,684)

BALANCE, December 31, 2004	5,587,700	$5,588	$-	$117,612	$(912,749)	$(789,549)

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO DECEMBER 31, 2004

			PERIOD
			JANUARY 19, 2000
			(inception)
	DECEMBER 31	DECEMBER 31	TO DECEMBER 31
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(70,684)	$(454,178)	$(912,748)

Adjustments to reconcile net income (loss) to net cash provided (used)
by operations:
Depreciation and amortization	-	8,925	42,464
Common stock issued for services	-	123,200	123,200
Loss on fixed asset sale	-	40,631	40,631
Impairment writedowns		-	109,451
Changes in operating assets and liabilities:
(Increase) decrease in deposits	-	15,000	-
(Increase) decrease in other assets		-	-
Increase (decrease) in accounts payable and other accruals	2,000	(93,163)	125,969

Net cash provided (used) by operating activities	(68,684)	(359,585)	(471,033)
CASH FLOW FROM INVESTING ACTIVITIES:
Website development costs	-	-	(141,593)
Payments for fixed assets	-	-	(50,953)

Net cash provided (used) by investing activities	-	-	(192,546)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	-	295,175	553,175
Increase in accruals payable -related parties	68,684	63,241	131,924
Repayments of shareholder advances	-	-	(21,520)

Net cash provided (used) by financing activities	68,684	358,416	663,579

Net increase (decrease) in cash	-	(1,169)	-

CASH - BEGINNING	-	1,169	-

CASH - ENDING	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, and 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31 2004

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

DEVELOPMENT STAGE. The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 912,000.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31,2004

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

2. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES. The Company was lessee under a non cancelable operating lease agreement for computer equipment which was assumed by a related party in 2003 as part of the fixed asset sale. The Company incurred office rent expense of $63,731 during 2003. The company had sublease income from a related party of $ 13,200 in 2003. The office lease was been terminated in 2003.

3. INCOME TAXES:

As of December 31, 2004, the Company has generated no revenues and incurred substantial losses. However, since the Company was an LLC (which is not a tax paying entity for federal income tax purposes) prior to 2002, its losses through 2001 have flowed through directly to its members' individual returns.

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

The major components of deferred tax assets not shown in the accompanying balance sheets incurred for the years ending as of December 31, 2004 and 2003, are:

	2004	2003
Net operating loss carryforward	$70,684	$454,178
Allowance	(70,684)	(454,178)
	$-	$-

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31,2004

3. INCOME TAXES Continued:

Income tax rates for the years ending December 31:

	2004	2003
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	-%	-%

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

The Company's only significant source of recent financing has been loans made by the majority stockholder and his affiliated companies with interest accruing at 15%. The total obligations, including interest at the end of 2004 is $689,902.

6. GOING CONCERN:

As shown in the accompanying financial statements, the Company has no assets, liabilities of approximately $ 790,000, has had no revenue and has incurred cumulative net losses for the period January 19, 2000 to December 31, 2004 of approximately $ 912,000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31,2004

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

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Alexander Gilliland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act for the fiscal year ended December 31, 2004:

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

Item 10: Executive Compensation

The table below summarizes the compensation earned for services rendered by our officers during the fiscal year ended December 31, 2004. The summary information is provided each for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002 as applicable.

 Annual Compensation   Long-Term Compensation
Name	Title	Year	Salary	Bonus	Other Compensation	Annual Awarded	Restricted Stock Options / SARs (#)	LTIP Payouts	All Other Compensation
Alexander Gilliland	CEO, CFO, and Director	2004 2003 2002	$0 $0 n/a	$0 $0 n/a	$2,000 [1] $33,000 [2] n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a

[1]
For the fiscal year ended December 31, 2004, Mr. Gilliland accrued a monthly consulting fee in the amount of $2,000. The total amount due to Mr. Gilliland was later reduced to a total of $2,000 for the fiscal year ended December 31, 2004.

[2]
Mr. Gilliland accrued a monthly consulting fee in the amount of $3,000 for the period January 1, 2003 through September 30, 2003. From October 1, 2003 this monthly consulting fee was reduced and continued to accrue in the amount of $2,000 per month.

Stock Option Grants

We have not granted any stock options to our executive officers or employees during the fiscal year ended December 31, 2004. We have also not granted any stock option to the executive officers since December 31, 2004.

Compensation to Directors

There has been no compensation paid to any members of our board of directors during the fiscal year ended December 31, 2004 for services rendered as a member of the board.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters

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

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Current Executive Officers & Directors:
Common Stock	Alexander Gilliland 127 Kenmore Road Kenmore QLD 4069	200,000	3.6%

Total of All Current Directors and Officer:		200,000	3.6%
Common Stock	Mike Fox 2620 S. Maryland Pkwy., #402 Las Vegas, NV 89109	600,000	10.7%
Common	Marrone Enterprises, LLC 3993 Howard Hughes Pkwy Suite 270 Las Vegas, NV 89109	2,700,000	48.3%
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

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the fiscal years ended December 31, 2003 and 2004 were approximately $5,000 and 9,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December, 2003 and 2004

All Other Fees

The aggregate fees billed by our auditors for all services other than those set forth above, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 30, 2003 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEPLAYER INCORPORATED

By:
/s/  Alexander Gilliland
Alexander Gilliland
Chief Executive Officer,
Chief Financial Officer and Director

May 25, 2006