Form 10QSB
period 2005-03-31
PRIMEPLAYER INC
filed 2006-07-19
CIK 1119272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to __________

Commission File Number: 000-32795

PrimePlayer Incorporated
(Exact name of small business issuer as specified in its charter)

Nevada	88-0442629
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2235 E. Flamingo Road, Suite D-4, Las Vegas, Nevada 89119
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,003,807 common shares as of June 9, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Balance Sheet as of March 31, 2005;
F-2	Unaudited Statements of Operations for the three months ended March 31, 2005 and 2004;
F-3	Unaudited Statements of Cash Flows for the three months ended March 31, 2005 and 2004 and for the period January 19, 2000 (inception) to March 31, 2005;
F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31 2004

	March 31,	December 31,
	2005	2004
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Deposit	-	-
		.
Total current assets	-	-

PROPERTY AND EQUIPMENT - net	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accruals	$100,957	$100,457
Due to shareholder and related parties	706,263	689,092

Total current liabilities	807,220	789,549

Total liabilities	807,220	789,549

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
5,587,700 issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	5,588	5,588
Paid in capital in excess of par	117,612	117,612
Deficit accumulated in the development stage	(930,420)	(912,749)

Total stockholders' deficiency	(807,220)	(789,549)

Total liabilities and stockholders' deficiency	$-	$-
The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO MARCH 31, 2004

			PERIOD
			JANUARY 19, 2000
			(inception)
	MARCH 31	MARCH 31	TO MARCH 31
	2005	2004	2005

REVENUES	$-	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	500	500	591,223

Net income (loss) before other income (expenses) and
provision for income taxes	(500)	(500)	(591,223)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-	(40,631)
Impairment (write-down)		-	(120,480)
Interest (expense)-related party	(17,171)	(17,171)	(178,086)

Total other income (expense)	(17,171)	(17,171)	(339,197)

Net income (loss) before provision for income taxes	(17,671)	(17,671)	(930,420)

Provision for income taxes	-	-	-

Net income (loss)	$(17,671)	$(17,671)	$(930,420)
Net income (loss) per weighted average share, basic	$(0.00)	$(0.00)
Weighted average number of shares	5,587,700	5,027,700

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO MARCH 31, 2005

			PERIOD
			JANUARY 19, 2000
			(inception)
	MARCH 31	MARCH 31	TO MARCH 31
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,671)	$(17,671)	$(930,420)

Adjustments to reconcile net income (loss) to net cash provided (used)
by operations:
Depreciation and amortization	-	-	42,464
Common stock issued for services	-	-	123,200
Loss on fixed asset sale	-		40,631
Impairment write downs		-	109,451
Changes in operating assets and liabilities:
(Increase) decrease in deposits	-	-	-
(Increase) decrease in other assets		-	-
Increase (decrease) in accounts payable and other accruals	500	500	126,469
-			-
Net cash provided (used) by operating activities	(17,171)	(17,171)	(488,205)
CASH FLOW FROM INVESTING ACTIVITIES:
Website development costs	-	-	(141,593)
Payments for fixed assets	-	-	(50,953)

Net cash provided (used) by investing activities	-	-	(192,546)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	-	-	553,175
Increase in accruals payable -related parties	17,171	17,171	149,096
Repayments of shareholder advances	-	-	(21,520)

Net cash provided (used) by financing activities	17,171	17,171	680,751

Net increase (decrease) in cash	-	-	-

CASH - BEGINNING	-	-	-

CASH - ENDING	$-	$-	$-
-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2005

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

PrimePlayer1 was a marketing company that intended to utilize the internet and traditional media and nontraditional marketing mediums to advance the interests of its clients. In the spring of 2004, the Company refocused its efforts on the acquisition and marketing of public or private companies with exceptional growth potential.

As PrimePlayer1, the Company has been in the development stage since the inception of a predecessor entity, PrimePlayer, LLC, on January 19, 2000. In preparation for the foregoing public shell merger transaction in 2002, PrimePlayer, LLC, merged into PrimePlayer, Incorporated, which was formed and commonly-owned at that time.

In connection with the public shell merger, net liabilities of Foxy were first distributed to its principal shareholder in a disproportionate spin-off transaction resulting in its public shell status and leaving no assets or liabilities to merge with PrimePlayer1. For financial accounting purposes, the transaction was treated similarly to an acquisition of Foxy by, and a recapitalization of, PrimePlayer1. Accordingly, the historical statements of development stage operations and cash flows presented are those of PrimePlayer1. Net loss per share is calculated based on average shares outstanding, after giving retroactive effect to the recapitalization.

BASIS OF ACCOUNTING. The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected December 31 as its annual year-end.

DEVELOPMENT STAGE. The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 930,000.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2005

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

These statements should be read in conjunction with the financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The accompanying balance sheet information at December 31, 2004, was derived from the audited financial statements included in that report.

2. INCOME TAXES:
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

The major components of deferred tax assets not shown in the accompanying balance sheet incurred for the three months ending March 31, 2005 are:

2005
Net operating loss carryforward	$17,671
Allowance	(17,671)
$-

Income tax rates for the three months ending March 31 2005:

2005
Statutory federal income tax rate	34%
Valuation allowance	(34)
Effective tax rate	-%

The company has a loss carryforward of income tax purposes of approximately $861,000, which expires in 15 years, commencing 2016.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2005

4. FURNITURE AND EQUIPMENT:

In 2004, all the assets were sold or retired, resulting in a loss of $40,631.

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

The Company's only significant source of financing has been loans made by the majority stockholder and his affiliated companies with interest accruing at 15%. The total obligations, including interest at as of March 31, 2005 is
$106,263.

6. GOING CONCERN:

As shown in the accompanying financial statements, the Company has no assets, liabilities of approximately $ 807,000, has had no revenue and has incurred cumulative net losses for the period January 19, 2000 to March 31, 2005 of approximately $ 930,000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

7.  STOCK TRANSACTIONS:

During the second quarter of 2004, the Company issued 560,000 shares of the common stock in consideration for services received earlier in the year. Since there was no recent cash trading in stock, the fair value of the stock issued was determined by management based on the estimated fair value of the services received of $123,200 ($0.22 per share).

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2005

8.  NEW ACCOUNTING PRONOUNCEMENTS:

In November 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2005, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2005, the FASB issued SFAS No. 123 (R) Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2004 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly we believe SFAS No. 123(R) may have a material impact on financial statements at such time as options are issued.

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

Subsequent to the reporting period in June of 2006, our management was presented with a business opportunity by the management of CBCA Administrators, Inc. (“CBCA”). On June 2, 2006, we signed a letter of intent to acquire CBCA. CBCA is a health care service provider for self-insured employers that sponsor health care benefits for their employees.

We can provide no assurance that the proposed transaction will be completed. We currently have forecasted the expenditure of approximately $20,000 during the next six to twelve months just to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses and technology for acquisition. The continuation of our company for the next 12 months is contingent upon us obtaining additional financing and/or acquiring an additional businesses and/or technology. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees other than our sole officer and director, Mr. Alexander Gilliland. We do not anticipate hiring any employees until such time as we are successfully able to acquire any additional businesses and/or technology.

Results of Operations for the three months ended March 31, 2005 and 2004

We have had no material business operations since March 26, 2003. We did not earn any revenues during the three months ended March 31, 2005. We have not generated any revenue since our inception. We do not anticipate earning any revenues until such time as we are able to identify other business opportunities or companies for acquisition.

We incurred total expenses in the amount of $17,671 for the three months ended March 31, 2005 and 2004. Our expenses for the three months ended March 31, 2005 and 2004 consisted of interest expense in the amount of $17,171 and selling general and administrative expenses of $500. Our expenses in the current reporting period remained consistent when compared to the same reporting period in the prior year as a result of us ceasing operations on March 26, 2003 and having no active business operations. We anticipate our expenses will increase if we successfully identify and complete the acquisition of a business or technology.

We incurred a net loss of $17,671 for the three months ended March 31, 2005 and 2004. Our losses for the three months ended March 31, 2005 have been attributable entirely to our expenses.

Liquidity and Capital Resources

We had no assets as of March 31, 2005. We had a working capital deficit of $807,220 as of March 31, 2005. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue other business opportunities. In the event we are not able to obtain financing within the next 12 months, we may be forced to cease operations. We currently do not have any formal commitments or arrangements for the advancement or loan of funds.

We have not attained profitable operations and are dependent upon either obtaining financing or acquiring another business or technology to continue in existence. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Alexander Gilliland Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2005.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2004.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2005.

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

PrimePlayer Incorporated

Date:	July 12, 2006

By: /s/ Alexander Gilliland Alexander Gilliland Title: Chief Executive Officer, Chief Financial Officer and Director