Form 10QSB
period 2005-06-30
PRIMEPLAYER INC
filed 2006-07-19
CIK 1119272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number:000-32795

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Balance Sheet as of June 30, 2005 and December 31, 2004;
F-2	Unaudited Statements of Operations for the three and six months ended June 30, 2005 and 2004 and for the period January 19, 2000 (inception) to June 30, 2005;
F-4	Unaudited Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 and for the period January 19, 2000 (inception) to June 30, 2005;
F-5	Unaudited Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31 2004

	June 30,	December 31,
	2005	2004
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Deposit	-	-
		.
Total current assets	-	-

PROPERTY AND EQUIPMENT - net	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accruals	$73,342	$100,457
Due to shareholder and related parties	727,434	689,092

Total current liabilities	800,776	789,549

Total liabilities	800,776	789,549

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
6,421,033 and 5,587,700shares issued and outstanding at
June 30, 2005 and December 31, 2004, respectively	6,421	5,588
Paid in capital in excess of par	141,779	117,612
Deficit accumulated in the development stage	(948,976)	(912,749)

Total stockholders' deficiency	(800,776)	(789,549)

Total liabilities and stockholders' deficiency	$-	$-
The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	JUNE 30	JUNE 30
	2005	2004

REVENUES	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	1,385	500

Net income (loss) before other income (expenses) and
provision for income taxes	(1,385)	(500)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-
Impairment (write down)	-	-
Interest (expense)-related party	(17,171)	(17,171)

Total other income (expense)	(17,171)	(17,171)

Net income (loss) before provision for income taxes	(18,556)	(17,671)

Provision for income taxes	-	-

Net income (loss)	$(18,556)	$(17,671)
Net income (loss) per weighted average share, basic	$(0.00)	$(0.00)
Weighted average number of shares	5,837,700	5,587,700

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO JUNE 30, 2005

			PERIOD
			JANUARY 19, 2000
			(inception)
	JUNE 30	JUNE 30	TO JUNE 30
	2005	2004	2005

REVENUES	$-	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	1,885	1,000	592,722

Net income (loss) before other income (expenses) and
provision for income taxes	(1,885)	(1,000)	(592,722)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-	(40,631)
Impairment (write down)	-	-	(120,480)
Interest (expense)-related party	(34,342)	(34,342)	(195,257)

Total other income (expense)	(34,342)	(34,342)	(356,368)

Net income (loss) before provision for income taxes	(36,227)	(35,342)	(949,090)

Provision for income taxes	-	-	-

Net income (loss)	$(36,227)	$(35,342)	$(949,090)
Net income (loss) per weighted average share, basic	$(0.01)	$(0.01)
Weighted average number of shares	5,676,986	5,587,700

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO JUNE 30, 2005

			PERIOD
			JANUARY 19, 2000
			(inception)
	JUNE 30	JUNE 30	TO JUNE 30
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,227)	$(35,342)	$(948,975)

Adjustments to reconcile net income (loss) to net cash provided (used)
by operations:
Depreciation and amortization	-	-	42,464
Common stock issued for services	-	-	123,200
Loss on fixed asset sale	-	-	40,631
Impairment write downs	-	-	109,451
Changes in operating assets and liabilities:
(Increase) decrease in deposits	-	-	-
(Increase) decrease in other assets	-	-	-
Increase (decrease) in accounts payable and other accruals	1,885	1,000	127,854
			-
Net cash provided (used) by operating activities	(34,342)	(34,342)	(505,375)
CASH FLOW FROM INVESTING ACTIVITIES:
Website development costs	-	-	(141,593)
Payments for fixed assets	-	-	(50,953)

Net cash provided (used) by investing activities	-	-	(192,546)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	-	-	553,175
Increase in accruals payable -related parties	34,342	34,342	166,266
Repayments of shareholder advances	-	-	(21,520)

Net cash provided (used) by financing activities	34,342	34,342	697,921

Net increase (decrease) in cash	-	-	-

CASH - BEGINNING	-	-	-

CASH - ENDING	$-	$-	$-
-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2005

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

BASIS OF ACCOUNTING. The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected December 30 as its annual year-end.

DEVELOPMENT STAGE. The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 948,000.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2005

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

These statements should be read in conjunction with the financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB for the year ended December 30, 2004. The accompanying balance sheet information at December 30, 2004, was derived from the audited financial statements included in that report.

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

The major components of deferred tax assets not shown in the accompanying balance sheet incurred for the six months ending June 30, 2005 are:

2005
Net operating loss carryforward	$36,227
Allowance	(36,227)
$-

Income tax rates for the SIX months ending June 30 2005:

2005
Statutory federal income tax rate	34%
Valuation allowance	(34)
Effective tax rate	-%

The company has a loss carryforward of income tax purposes of approximately $879,000, which expires in 15 years, commencing 2016.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2005

4.  FURNITURE AND EQUIPMENT:

In 2004, all the assets were sold or retired, resulting in a loss of $40,630.

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

The Company's only significant source of financing has been loans made by the majority stockholder and his affiliated companies with interest accruing at 15%. The total obligations, including interest at as of June 30, 2005 is
$727,434.

6.  GOING CONCERN:

As shown in the accompanying financial statements, the Company has no assets, liabilities of approximately $ 800,000, has had no revenue and has incurred cumulative net losses for the period January 19, 2000 to June 30, 2005 of approximately $ 948,000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

On May 19, 2005, 833,333 shares of common stock, valued at $ 25,000 ($.03 per share) were issued is settlement of expense liabilities.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2005

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

Results of Operations for the three and six months ended June 30, 2005 and 2004

We have had no material business operations since March 26, 2003. We did not earn any revenues during the three or six months ended June 30, 2005. We have not generated any revenue since our inception. We do not anticipate earning any revenues until such time as we are able to identify other business opportunities or companies for acquisition.

We incurred total expenses in the amount of $18,556 for the three months ended June 30, 2005, compared to total expenses of $17,671 for the three months ended June 30, 2004. Our expenses for the three months ended June 30, 2005 consisted of interest expense in the amount of $17,171 and selling general and administrative expenses of $1,385. Our expenses for the three months ended June 30, 2004 consisted of interest expense in the amount of $17,171 and selling general and administrative expenses of $500.

We incurred total expenses in the amount of $36,227 for the six months ended June 30, 2005, compared to total expenses of $35,342 for the six months ended June 30, 2004. Our expenses for the six months ended June 30, 2005 consisted of interest expense in the amount of $34,342 and selling general and administrative expenses of $1,885. Our expenses for the six months ended June 30, 2004 consisted of interest expense in the amount of $35,342 and selling general and administrative expenses of $1,000.

Our expenses in the current reporting period remained relatively consistent when compared to the same reporting period in the prior year as a result of us ceasing operations on March 26, 2003 and having no active business operations. We anticipate our expenses will increase if we successfully identify and complete the acquisition of a business or technology.

We incurred a net loss of $18,556 for the three months ended June 30, 2005, compared to a net loss of $17,671 for the three months ended June 30, 2004. We incurred a net loss of $36,227 for the six months ended June 30, 2005, compared to a net loss of $35,342 for the six months ended June 30, 2004. Our losses for the three and six months ended June 30, 2005 have been attributable entirely to our expenses.

Liquidity and Capital Resources

We had no assets as of June 30, 2005. We had a working capital deficit of $800,776 as of June 30, 2005. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

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

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Alexander Gilliland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2005.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2005.

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