Form 10QSB
period 2005-09-30
PRIMEPLAYER INC
filed 2006-07-19
CIK 1119272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Balance Sheet as of September 30, 2005 and December 31, 2004;
F-2	Unaudited Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 and for the period January 19, 2000 (inception) to September 30, 2005;
F-4	Unaudited Statements of Cash Flows for the three months and nine months ended September 30, 2005 and 2004 and for the period January 19, 2000 (inception) to September 30, 2005;
F-5	Unaudited Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31 2004

	September 30,	December 31,
	2005	2004
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Deposit	-	-

Total current assets	-	-

PROPERTY AND EQUIPMENT - net	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accruals	$55,342	$100,457
Due to shareholder and related parties	342,529	689,092

Total current liabilities	397,871	789,549

Total liabilities	397,871	789,549

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
20,003,807 and 5,587,700 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	20,004	5,588
Paid in capital in excess of par	582,196	117,612
Prepaid expenses paid with common stock	(35,000)	-
Deficit accumulated in the development stage	(965,071)	(912,749)

Total stockholders' deficiency	(397,871)	(789,549)

Total liabilities and stockholders' deficiency	$-	$-
The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	SEPTEMBER 30	SEPTEMBER 30
	2005	2004

REVENUES	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	1,000	500

Net income (loss) before other income (expenses) and
provision for income taxes	(1,000)	(500)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-
Impairment (write down)	-	-
Interest (expense)-related party	(15,095)	(17,171)

Total other income (expense)	(15,095)	(17,171)

Net income (loss) before provision for income taxes	(16,095)	(17,671)

Provision for income taxes	-	-

Net income (loss)	$(16,095)	$(17,671)
Net income (loss) per weighted average share, basic	$(0.00)	$(0.00)
Weighted average number of shares	7,829,199	5,587,700

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO SEPTEMBER 30, 2005

			PERIOD
			JANUARY 19, 2000
			(inception)
	SEPTEMBER 30	SEPTEMBER 30	TO SEPTEMBER 30
	2005	2004	2005

REVENUES	$-	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	2,885	1,500	593,608

Net income (loss) before other income (expenses) and
provision for income taxes	(2,885)	(1,500)	(593,608)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-	(40,631)
Impairment (write down)	-	-	(120,480)
Interest (expense)-related party	(49,437)	(51,513)	(210,352)

Total other income (expense)	(49,437)	(51,513)	(371,463)

Net income (loss) before provision for income taxes	(52,322)	(53,013)	(965,071)

Provision for income taxes	-	-	-

Net income (loss)	$(52,322)	$(53,013)	$(965,071)
Net income (loss) per weighted average share, basic	$(0.01)	$(0.01)
Weighted average number of shares	6,071,003	5,587,700

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO SEPTEMBER 30, 2005

			PERIOD
			JANUARY 19, 2000
			(inception)
	SEPTEMBER 30	SEPTEMBER 30	TO SEPTEMBER 30
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53,013)	$(53,013)	$(965,762)

Adjustments to reconcile net income (loss) to net cash provided (used)
by operations:
Depreciation and amortization	-	-	42,464
Common stock issued for services	-	-	123,200
Loss on fixed asset sale	-		40,631
Impairment write downs	-	-	109,451
Changes in operating assets and liabilities:
(Increase) decrease in deposits	-	-	-
(Increase) decrease in other assets	-	-	-
Increase (decrease) in accounts payable and other accruals	1,500	1,500	127,469

Net cash provided (used) by operating activities	(51,513)	(51,513)	(522,547)
CASH FLOW FROM INVESTING ACTIVITIES:
Website development costs	-	-	(141,593)
Payments for fixed assets	-	-	(50,953)

Net cash provided (used) by investing activities	-	-	(192,546)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	-	-	553,175
Increase in accruals payable -related parties	51,513	51,513	183,438
Repayments of shareholder advances	-	-	(21,520)

Net cash provided (used) by financing activities	51,513	51,513	715,093

Net increase (decrease) in cash	-	-	-

CASH - BEGINNING	-	-	-

CASH - ENDING	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Liabilities paid in common stock - 249441 shares	$54,000	$-	$54,000

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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

DEVELOPMENT STAGE. The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 965,000.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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

The major components of deferred tax assets not shown in the accompanying balance sheet incurred for the nine months ending September 30, 2005 are:

2005
Net operating loss carryforward	$52,322
Allowance	(52,322)
$-

Income tax rates for the nine months ending September 30 2005:

2005
Statutory federal income tax rate	34%
Valuation allowance	(34)
Effective tax rate	-%

The company has a loss carryforward of income tax purposes of approximately $896,000 which expires in 15 years, commencing 2016.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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

The Company's only significant source of financing has been loans made by the majority stockholder and his affiliated companies with interest accruing at 15%. The total obligations, including interest at as of September 30, 2005 is
$342,529.

6.  GOING CONCERN:

As shown in the accompanying financial statements, the Company has no assets, liabilities of approximately $ 397,000, has had no revenue and has incurred cumulative net losses for the period January 19, 2000 to September 30, 2005 of approximately $ 965,000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER30, 2005 AND 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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
On August 3, 2005, 40,000 shares of common stock, valued at $ 4,000 ($.10 per share) were issued is settlement of expense liabilities.

On August 5, 2005, 156,250, shares of common stock, valued at $ 25,000 ($.16 per share) were issued is settlement of expense liabilities.

On August 25, 2005, 53,191 shares of common stock, valued at $ 25,000 ($.47 per share) were issued is settlement of expense liabilities.

On September 19, 2005, 13,333,333 shares of common stock, valued at $ 400,000 ($.03 per share) were issued to the major shareholder in partial settlement of loans.

8.  NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after SEPTEMBER 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after SEPTEMBER 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (R) Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for interim or annual reporting periods beginning on or after SEPTEMBER 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2004 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly we believe SFAS No. 123(R) may have a material impact on financial statements at such time as options are issued.

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

Results of Operations

We have had no material business operations since March 26, 2003. We did not earn any revenues during the three or nine months ended September 30, 2005. We have not generated any revenue since our inception. We do not anticipate earning any revenues until such time as we are able to identify other business opportunities or companies for acquisition.

We incurred total expenses in the amount of $16,095 for the three months ended September 30, 2005, compared to total expenses of $17,171 for the three months ended September 30, 2004. Our expenses for the three months ended September 30, 2005 consisted of interest expense in the amount of $15,095 and selling general and administrative expenses of $1,000. Our expenses for the three months ended September 30, 2004 consisted of interest expense in the amount of $17,171 and selling general and administrative expenses of $500.

We incurred total expenses in the amount of $52,322 for the nine months ended September 30, 2005, compared to total expenses of $53,013 for the nine months ended September 30, 2004. Our expenses for the nine months ended June 30, 2005 consisted of interest expense in the amount of $49,437 and selling general and administrative expenses of $2,885. Our expenses for the nine months ended September 30, 2004 consisted of interest expense in the amount of $51,513 and selling general and administrative expenses of $1,500.

Our expenses in the current reporting period remained relatively consistent when compared to the same reporting period in the prior year as a result of us ceasing operations on March 26, 2003 and having no active business operations. We anticipate our expenses will increase if we successfully identify and complete the acquisition of a business or technology.

We incurred a net loss of $16,095 for the three months ended September 30, 2005, compared to a net loss of $17,671 for the three months ended September 30, 2004. We incurred a net loss of $52,322 for the nine months ended September 30, 2005, compared to a net loss of $53,013 for the nine months ended September 30, 2004. Our losses for the three and nine months ended September 30, 2005 and 2004 have been attributable entirely to our expenses.

Liquidity and Capital Resources

We had no assets as of September 30, 2005 and December 31, 2004. We had a working capital deficit of $397,871 as of September 30, 2005. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

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

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Alexander Gilliland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2005.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

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