Form 10KSB
period 2005-12-31
PRIMEPLAYER INC
filed 2006-07-19
CIK 1119272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to __________
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $6,601,523 as of June 27, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,003,807 issued and outstanding at June 9, 2006.

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

Research and Development

We did not incur any research or development expenditures during the fiscal years ended December 31, 2005 or 2004.

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

Item 4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

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

Fiscal Year Ended December 31, 2005	High	Low

Quarter ended March 31, 2005	$0.03	$0.025
Quarter ended June 30, 2005	$0.11	$0.02
Quarter ended September 30, 2005	$1.19	$0.07
Quarter ended December 31, 2005	$1.80	$0.45
Fiscal Year Ended December 31, 2004	High	Low

Quarter ended March 31, 2004	$0.065	$0.05
Quarter ended June 30, 2004	$0.00	$0.00
Quarter ended September 30, 2004	$0.00	$0.00
Quarter ended December 31, 2004	$0.00	$0.00

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

Holders of Our Common Stock

As of December 31, 2005, we had approximately sixty-two (62) holders of record of our common stock and several other stockholders hold shares in street name.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities sold during the fiscal year ended December 31, 2005.

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

Results of Operations for the Years Ended December 31, 2004 and December 31, 2005.

We have had no material business operations since March 26, 2003. We did not earn any revenues during the fiscal years ending December 31, 2005 or 2004. We have not generated any revenue since our inception.

We incurred total expenses in the amount of $70,897 for the fiscal year ended December 31, 2005, compared to total expenses of $70,684 for the fiscal year ended December 31, 2004. Our expenses for the year ended December 31, 2005 consisted of interest expense in the amount of $51,912 and selling general and administrative expenses of $18,985. Our expenses for the year ended December 31, 2004 consisted of interest expense in the amount of $68,684 and selling general and administrative expenses of $2,000.

Our expenses in the current reporting period remained relatively consistent when compared to the same reporting period in the prior year as a result of us ceasing operations on March 26, 2003 and having no active business operations. We anticipate our expenses will increase if we successfully identify and complete the acquisition of a business or technology.

We incurred a net loss of $70,897 for the fiscal year ended December 31, 2005, compared to a net loss of $70,684 for the fiscal year ended December 31, 2004. Our losses have been attributable entirely to our expenses.

Liquidity and Capital Resources

We had no assets as of December 31, 2005, and as of December 31, 2004. As of December 31, 2005, we had no cash and had a working capital deficit of $406,446. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

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

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have no assets, liabilities of approximately $406,000, have no revenue, and have incurred cumulative net losses of the period January 19, 2000 to December 31, 2005 of approximately $983,000. Our ability to raise capital through future financings is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 7:  Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheet as of December 31, 2005 and 2004;
F-3	Statements of Operations - Years Ended December 31, 2005 and December 31, 2004 and for the Period January 19, 2000 (inception) to December 31, 2005;
F-4	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2005 and December 31, 2004 and for the Period January 19, 2000 (inception) to December 31, 2005;
F-5	Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004 and for the Period January 19, 2000 (inception) to December 31, 2005; and
F-6	Notes to Financial Statements;

Baum & Company, P.A.
1515 University Dr. Suite 226
Coral Springs FL 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Primeplayers, Incorporated
(A Development Stage Company)
Las Vegas Nevada

We have audited the accompanying balance sheets of Primeplayers, Incorporated (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primeplayers, Incorporated (a development stage company) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has experience a loss since inception in 2000. The Company's financial position and operating results raise substantial doubts about its ability to continue a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coral Springs, Florida
June 22, 2006

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	DECEMBER 31,	DECEMBER 31,
	2005	2004

ASSETS
CURRENT ASSETS
Cash	$-	$-
Deposit	-	-

Total current assets	-	-

PROPERTY AND EQUIPMENT - net	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accruals	$61,747	$100,457
Due to shareholder and related parties	344,699	689,092

Total current liabilities	406,446	789,549

Total liabilities	406,446	789,549

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
20,003,807 and 5,587,700 shares issued and outstanding at
December 31, 2005 and December 31, 2004, respectively	20,004	5,588
Paid in capital in excess of par	582,196	117,612
Prepaid expenses paid with common stock	(25,000)	-
Deficit accumulated in the development stage	(983,646)	(912,749)

Total stockholders' deficiency	(406,446)	(789,549)

Total liabilities and stockholders' deficiency	$-	$-
The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO DECEMBER 31, 2005

			PERIOD
			JANUARY 19, 2000
			(inception)
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2005	2004	2005

REVENUES	$-	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	18,985	2,000	609,707

Net income (loss) before other income (expenses) and
provision for income taxes	(18,985)	(2,000)	(609,707)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-	(40,631)
Impairment (write down)	-	-	(120,480)
Interest (expense)-related party	(51,912)	(68,684)	(212,828)

Total other income (expense)	(51,912)	(68,684)	(373,939)

Net income (loss) before provision for income taxes	(70,897)	(70,684)	(983,646)

Provision for income taxes	-	-	-

Net income (loss)	$(70,897)	$(70,684)	$(983,646)
Net income (loss) per weighted average share, basic	$(0.01)	$(0.01)
Weighted average number of shares	7,423,688	5,587,700

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years
Ended December 31, 2005 and December 31, 2004 and for the Period January 19, 2000
(inception) to December 31, 2005

				Additional	Prepaid Exp	Accumulated	Total
	Number of	Common	Preferred	Paid In	Paid with	Deficit	Stockholders'
	Shares	Stock	Stock	Capital	Stock		Deficiency

From inception of Development Stage January 19, 2000	1,500,000	$1,500	$-	$2,000	$-	$-	$3,500

Common stock issued pursuant to Rule 504 offering	527,700	528		25,857			26,385

Retroactive recapitalization for shares issued in public shell	3,000,000	3,000		(32,885)			(29,885)

Net income for the Year ended December 31, 2000						(44,691)	(44,691)

BALANCE, DECEMBER 31, 2000	5,027,700	5,028	-	(5,028)		(44,691)	(44,691)

Net income for the Year ended December 31, 2001						(24,195)	(24,195)

BALANCE, DECEMBER 31, 2001	5,027,700	5,028	-	(5,028)		(68,886)	(68,886)

Net income for the Year ended December 31, 2002						(319,001)	(319,001)

BALANCE, DECEMBER 31, 2002	5,027,700	5,028	-	(5,028)		(387,887)	(387,887)

Common stock issued for services	560,000	560		122,640			123,200

Net loss for the Year ended December 31, 2003						(454,178)	(454,178)

BALANCE, December 31, 2003	5,587,700	5,588	-	117,612		(842,065)	(718,865)

Net loss for the Year ended December 31, 2004						(70,684)	(70,684)

BALANCE, December 31, 2004	5,587,700	5,588	-	117,612		(912,749)	(789,549)

Common stock issued for liabilities	14,416,107	14,416		464,584			479,000

Prepaid expenses paid with stock					(25,000)		(25,000)

Net loss for the Year ended December 31, 2005						(70,897)	(70,897)

BALANCE, December 31, 2005	20,003,807	$20,004	$-	$582,196	$(25,000)	$(983,646)	$(406,446)

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO DECEMBER 31, 2005

			PERIOD
			JANUARY 19, 2000
			(inception)
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(70,897)	$(70,684)	$(983,645)

Adjustments to reconcile net income (loss) to net cash provided (used)
by operations:
Depreciation and amortization	-	-	42,464
Common stock issued for services	10,000	-	133,200
Loss on fixed asset sale	-		40,631
Impairment write downs	-	-	109,451
Changes in operating assets and liabilities:
(Increase) decrease in deposits	-	-	-
(Increase) decrease in other assets	-	-	-
Increase (decrease) in accounts payable and other accruals	9,290	2,000	135,259

Net cash provided (used) by operating activities	(51,607)	(68,684)	(522,640)
CASH FLOW FROM INVESTING ACTIVITIES:
Website development costs	-	-	(141,593)
Payments for fixed assets	-	-	(50,953)

Net cash provided (used) by investing activities	-	-	(192,546)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	-	-	553,175
Increase in accrual payable -related parties	51,607	68,684	183,531
Repayments of shareholder advances	-	-	(21,520)

Net cash provided (used) by financing activities	51,607	68,684	715,186

Net increase (decrease) in cash	-	-	-

CASH - BEGINNING	-	-	-

CASH - ENDING	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Liabilities paid in common stock - 249,441 shares	$64,000	$-
Related party debt converted to equity ( 13,333,333 shares)	$400,000	$-

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, and 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31 2005

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

DEVELOPMENT STAGE. The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 998,000.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31,2005

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

3. INCOME TAXES:

As of December 31, 2005, the Company has generated no revenues and incurred substantial losses. However, since the Company was an LLC (which is not a tax paying entity for federal income tax purposes) prior to 2002, its losses through 2001 have flowed through directly to its members' individual returns. The company has a loss carryforward for income tax purposes of approximately $ 983,000 which expires annually commencing 2016.

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

The major components of deferred tax assets not shown in the accompanying balance sheets incurred for the years ending as of December 31, 2005 and 2004, are:

	2005	2004
Net operating loss carryforward	$70,897	$70,684
Allowance	(70,897)	(70,684)
	$-	$-

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31,2005

3. INCOME TAXES Continued:

Income tax rates for the years ending December 31:

	2005	2004
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	-%	-%

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

The Company's only significant source of recent financing has been loans made by the majority stockholder and his affiliated companies with interest accruing at 15%. The total obligations, including interest at the end of 2005 is $344,699.

6. GOING CONCERN:

As shown in the accompanying financial statements, the Company has no assets, liabilities of approximately $ 406,000, has had no revenue and has incurred cumulative net losses for the period January 19, 2000 to December 31, 2005 of approximately $ 983,000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31,2005

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31,2005

9.  NEW ACCOUNTING PRONOUNCEMENTS:

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

10.  SUBSEQUENT EVENT:

On June 2, 2006 the company entered into a letter of intent to merge with CBCA Administrators Inc, a privately held, benefit managementcompany that provides third party administration for self insured health care employers. Pursuant to the proposed merger agreement, the shareholders of CBCA will own 55% of the combined company.

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

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Alexander Gilliland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors.

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

None.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act for the fiscal year ended December 31, 2005:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Alexander Gilliland, Chief Executive Officer, Chief Financial Officer, and Director	0	1	1

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
 Annual Compensation                                                                   Long-Term Compensation
Name	Title	Year	Salary	Bonus	Other Compensation	Annual Awarded	Restricted Stock Options / SARs (#)	LTIP Payouts	All Other Compensation
Alexander Gilliland	CEO, CFO, and Director	2005 2004 2003	$0 $0 $0	$0 $0 $0	$0 $2,000 [1] $33,000 [2]	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

[1]
For the fiscal year ended December 31, 2004, Mr. Gilliland accrued a monthly consulting fee in the amount of $2,000. The total amount due to Mr. Gilliland was later reduced to a total of $2,000 for the fiscal year ended December 31, 2004.

[2]
Mr. Gilliland accrued a monthly consulting fee in the amount of $3,000 for the period January 1, 2004 through September 30, 2004. From October 1, 2004 this monthly consulting fee was reduced and continued to accrue in the amount of $2,000 per month.

Stock Option Grants

We have not granted any stock options to our executive officers or employees during the fiscal year ended December 31, 2005. We have also not granted any stock option to the executive officers since December 31, 2005.

Compensation to Directors

There has been no compensation paid to any members of our board of directors during the fiscal year ended December 31, 2005 for services rendered as a member of the board.

Item 11:  Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters

The following table sets forth the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 20,003,807 shares of common stock issued and outstanding on June 9, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Current Executive Officers & Directors:
Common Stock	Alexander Gilliland 127 Kenmore Road Kenmore QLD 4069	200,000	1.0%

Total of All Current Directors and Officer:		200,000	1.0%
Common Stock	Mike Fox 2620 S. Maryland Pkwy., #402 Las Vegas, NV 89109	600,000	3.0%
Common	Marrone Enterprises, LLC 3993 Howard Hughes Pkwy Suite 270 Las Vegas, NV 89109	2,700,000	13.5%
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

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2005 were approximately $10,000 and $10,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December, 2004 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all services other than those set forth above, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 30, 2004 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEPLAYER INCORPORATED

By:

/s/   Alexander Gilliland
Alexander Gilliland
Chief Executive Officer,
Chief Financial Officer and Director

Dated:     July 12, 2006