Form 10QSB
period 2006-03-31
PRIMEPLAYER INC
filed 2006-07-21
CIK 1119272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

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

(702) 461-6220
(Issuer’s telephone number)
____________________________________________________________
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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Balance Sheet as of March 31, 2006;
F-2	Unaudited Statements of Operations for the three months ended March 31, 2006 and 2005 and for the period January 19, 2000 (inception) to March 31, 2006;
F-3	Unaudited Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and for the period January 19, 2000 (inception) to March 31, 2006;
F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31 2005

	March 31,	December 31,
	2006	2005
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Deposit	-	-
		.
Total current assets	-	-

PROPERTY AND EQUIPMENT - net	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accruals	$65,707	$61,747
Due to shareholder and related parties	347,019	344,699

Total current liabilities	412,726	406,446

Total liabilities	412,726	406,446

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
20,003,807 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	20,004	20,004
Paid in capital in excess of par	582,196	582,196
Prepaid Expenses paid with common stock	-	(25,000)
Deficit accumulated in the development stage	(1,014,926)	(983,646)

Total stockholders' deficiency	(412,726)	(406,446)

Total liabilities and stockholders' deficiency	$-	$-
The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO MARCH 31, 2006

			PERIOD
			JANUARY 19, 2000
			(inception)
	MARCH 31	MARCH 31	TO MARCH 31
	2006	2005	2006

REVENUES	$-	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	28,960	500	638,667

Net income (loss) before other income (expenses) and
provision for income taxes	(28,960)	(500)	(638,667)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-	(40,631)
Impairment (write-down)	-	-	(120,480)
Interest (expense)-related party	(2,320)	(17,171)	(215,148)

Total other income (expense)	(2,320)	(17,171)	(376,259)

Net income (loss) before provision for income taxes	(31,280)	(17,671)	(1,014,926)

Provision for income taxes	-	-	-

Net income (loss)	$(31,280)	$(17,671)	$(1,014,926)
Net income (loss) per weighted average share, basic	$(0.00)	$(0.00)
Weighted average number of shares	20,003,807	5,587,700

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO MARCH 31, 2006

			PERIOD
			JANUARY 19, 2000
			(inception)
	MARCH 31	MARCH 31	TO MARCH 31
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,280)	$(17,671)	$(1,014,926)

Adjustments to reconcile net income (loss) to net cash provided (used)
by operations:
Depreciation and amortization	-	-	42,464
Common stock issued for services	25,000	-	158,200
Loss on fixed asset sale	-		40,631
Impairment write downs	-	-	109,451
Changes in operating assets and liabilities:
(Increase) decrease in deposits	-	-	-
(Increase) decrease in other assets	-	-	-
Increase (decrease) in accounts payable and other accruals	3,960	500	139,220

Net cash provided (used) by operating activities	(2,320)	(17,171)	(524,960)
CASH FLOW FROM INVESTING ACTIVITIES:
Website development costs	-	-	(141,593)
Payments for fixed assets	-	-	(50,953)

Net cash provided (used) by investing activities	-	-	(192,546)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	-	-	553,175
Increase in accruals payable -related parties	2,320	17,171	185,851
Repayments of shareholder advances	-	-	(21,520)

Net cash provided (used) by financing activities	2,320	17,171	717,506

Net increase (decrease) in cash	-	-	-

CASH - BEGINNING	-	-	-

CASH - ENDING	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2006

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2006

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

REVENUE RECOGNITION. The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers. The Company has not generated revenues since inception

BASIS OF PRESENTATION. The interim condensed financial statements of PrimePlayer, Incorporated (the Company), are un-audited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. Operating revenues and net earnings losses for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the financial statements and related notes that appear in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The accompanying balance sheet information at December 31, 2005, was derived from the audited financial statements included in that report.

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

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2006

3.  INCOME TAXES Continued:

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The major components of deferred tax assets not shown in the accompanying balance sheet incurred for the year ending as of December 31, 2005 are:

2005
Net operating loss carryforward	$70,897
Allowance	(70,897)
$-

Income tax rates for the year ending December 31:

2005
Statutory federal income tax rate	34%
Valuation allowance	(34)
Effective tax rate	-%

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

The Company's only significant source of recent financing has been loans made by the majority stockholder and his affiliated companies with interest accruing at 15%. The total obligations, including interest at March 31 2006 is $347,019.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2006

6.  GOING CONCERN:

As shown in the accompanying financial statements, the Company has no assets, liabilities of approximately $ 412,000, has had no revenue and has incurred cumulative net losses for the period January 19, 2000 to March 31 2006 of approximately $ 1,014,000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

This is a repeat of the above paragraph. Issue took place only as above.

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

On September 19, 2005, 13,333,333 shares of common stock, valued at $ 400,000 ($.03 per share) were issued to a number of shareholders in settlement of loans totaling $400,000.00.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH MARCH 31, 2006

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

9.  SUBSEQUENT EVENT:

On June 2, 2006 the company entered into a letter of intent to merge with CBCA Administrators Inc, a privately held, benefit management company that provides third party administration for self insured health care employers. Pursuant to the proposed merger agreement, the shareholders of CBCA will own 55% of the combined company.

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

Results of Operations for the three months ended March 31, 2006 and 2005

We have had no material business operations since March 26, 2003. We did not earn any revenues during the three months ended March 31, 2006. We have not generated any revenue since our inception. We do not anticipate earning any revenues until such time as we are able to identify other business opportunities or companies for acquisition.

We incurred total expenses in the amount of $31,280 for the three months ended March 31, 2006, compared to total expenses of $17.671 for the three months ended March 31, 2005. Our expenses for the three months ended March 31, 2006 consisted of interest expense in the amount of $2,320 and selling general and administrative expenses of $28,960. Our expenses for the three months ended March 31, 2005 consisted of interest expense in the amount of $17,171 and selling general and administrative expenses of $500. The increase in our total expenses is primarily attributable to our efforts to identify additional businesses and technology for acquisition. We anticipate our expenses will increase if we successfully identify and complete the acquisition of a business or technology.

We incurred a net loss of $31,280 for the three months ended March 31, 2006, compared to a net loss of $17,671 for the three month ended March 31, 2005. Our losses for the three months ended March 31, 2006 and 2005 have been attributable entirely to our expenses.

Liquidity and Capital Resources

We had no assets as of March 31, 2006. We had a working capital deficit of $412,726 as of March 31, 2006. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

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

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Alexander Gilliland Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2006.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2005.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

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

PrimePlayer Incorporated

Date:	July 20, 2006

By: /s/ Alexander Gilliland Alexander Gilliland Title: Chief Executive Officer, Chief Financial Officer and Director