Form 10QSB
period 2006-06-30
PRIMEPLAYER INC
filed 2006-08-22
CIK 1119272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 000-32795

PrimePlayer Incorporated
(Exact name of small business issuer as specified in its charter)

Nevada	88-0442629
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2235 E. Flamingo Road Suite D-4 Las Vegas, Nevada 89119
(Address of principal executive offices)

702-461-6220
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,003,807 common shares as of August 7, 2006

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Balance Sheet as of June 30, 2006;
F-2	Unaudited Statements of Operations for the three and six months ended June 30, 2006 and 2005 and for the period January 19, 2000 (inception) to June 30, 2006;
F-4	Unaudited Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period January 19, 2000 (inception) to June 30, 2006;
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31 2005

	June 30,	December 31,
	2006	2005
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Deposit	-	-
	-	-
Total current assets	-	-

PROPERTY AND EQUIPMENT - net	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accruals	$95,356	$61,747
Due to shareholder and related parties	349,339	344,699

Total current liabilities	444,695	406,446

Total liabilities	444,695	406,446

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 10,000,000 authorized, 0 issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
20,003,807 shares issued and outstanding at
June 30,006 and December 31, 2005, respectively	20,004	20,004
Paid in capital in excess of par	582,196	582,196
Prepaid Expenses paid with common stock	-	(25,000)
Deficit accumulated in the development stage	(1,046,895)	(983,646)

Total stockholders' deficiency	(444,695)	(406,446)

Total liabilities and stockholders' deficiency	$-	$-
The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO JUNE 30, 2006

			PERIOD
			JANUARY 19, 2000
			(inception)
	JUNE 30	JUNE 30	TO JUNE 30
	2006	2005	2006

REVENUES	$-	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	58,609	1,885	668,316

Net income (loss) before other income (expenses) and
provision for income taxes	(58,609)	(1,885)	(668,316)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-	(40,631)
Impairment (write-down)	-	-	(120,480)
Interest (expense)-related party	(4,640)	(34,342)	(217,468)

Total other income (expense)	(4,640)	(34,342)	(378,579)

Net income (loss) before provision for income taxes	(63,249)	(36,227)	(1,046,895)

Provision for income taxes	-	-	-

Net income (loss)	$(63,249)	$(36,227)	$(1,046,895)
Net income (loss) per weighted average share, basic	$(0.00)	$(0.01)
Weighted average number of shares	20,003,807	5,676,986

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	JUNE 30	JUNE 30
	2006	2005

REVENUES	$-	$-

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	29,649	1,385

Net income (loss) before other income (expenses) and
provision for income taxes	(29,649)	(1,385)

OTHER INCOME (EXPENSE)
Gain (loss) on sale of fixed assets	-	-
Impairment (write-down)	-	-
Interest (expense)-related party	(2,320)	(17,171)

Total other income (expense)	(2,320)	(17,171)

Net income (loss) before provision for income taxes	(31,969)	(18,556)

Provision for income taxes	-	-

Net income (loss)	$(31,969)	$(18,556)
Net income (loss) per weighted average share, basic	$(0.00)	$(0.00)
Weighted average number of shares	20,003,807	5,587,700

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
AND FOR THE PERIOD JANUARY 19, 2000 (inception) TO JUNE 30, 2006

			PERIOD
			JANUARY 19, 2000
			(inception)
	JUNE 30	JUNE 30	TO JUNE 30
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(63,249)	$(36,227)	$(1,046,895)

Adjustments to reconcile net income (loss) to net cash provided (used)
by operations:
Depreciation and amortization	-	-	42,464
Common stock issued for services	25,000	-	158,200
Loss on fixed asset sale	-		40,631
Impairment write downs	-	-	109,451
Changes in operating assets and liabilities:
(Increase) decrease in deposits	-	-	-
(Increase) decrease in other assets	-	-	-
Increase (decrease) in accounts payable and other accruals	33,609	1,885	168,868
-			-
Net cash provided (used) by operating activities	(4,640)	(34,342)	(527,281)
CASH FLOW FROM INVESTING ACTIVITIES:
Website development costs	-	-	(141,592)
Payments for fixed assets	-	-	(50,953)

Net cash provided (used) by investing activities	-	-	(192,545)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	-	-	553,175
Increase in accruals payable -related parties	4,640	34,342	188,171
Repayments of shareholder advances	-	-	(21,520)

Net cash provided (used) by financing activities	4,640	34,342	719,826

Net increase (decrease) in cash	-	-	-

CASH - BEGINNING	-	-	-

CASH - ENDING	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2006

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

DEVELOPMENT STAGE. The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $1,046,000.

FURNITURE AND EQUIPMENT. Furniture and equipment (Note 5) are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2006

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

2.   GOING CONCERN:

As shown in the accompanying financial statements, the Company has no assets, liabilities of approximately $ 444,000, has had no revenue and has incurred cumulative net losses for the period January 19, 2000 to June 30 2006 of approximately $ 1,046,000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

3.   COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES. The Company was lessee under a non cancelable operating lease agreement for computer equipment which was assumed by a related party in 2003 as part of the fixed asset sale. The Company incurred office rent expense of $63,731 during 2003. The company had sublease income from a related party of $ 13,200 in 2003. The office lease was been terminated in 2003.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2006

4.    INCOME TAXES:

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

5.    FURNITURE AND EQUIPMENT:

In 2003, all the assets were sold or retired, resulting in a loss of $40,631.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2006

6.   CAPITALIZATION AND RELATED PARTY TRANSACTIONS:

In giving retroactive effect to the public shell merger and recapitalization, authorized stock of the Company was increased in 2002 to 50,000,000 common shares and 10,000,000 preferred shares, both $.001 par. Preferred stock may be issued in various series, and shall have no cumulative or voting rights, no preferences or limitations, and no pre-emptive rights.

The Company's only significant source of recent financing has been loans made by the majority stockholder and his affiliated companies with interest accruing at 15%. The total obligations, including interest at June 30, 2006 is $349,339.

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

8.    PROPOSED MERGER AGREEMENT

On June 2, 2006 the company entered into a letter of intent to merge with CBCA Administrators Inc, a privately held, benefit management company that provides third party administration for self insured health care employers. Subsequently, during the due diligence process, both parties agreed not to continue.

PRIMEPLAYER, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE CUMULATIVE
PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH JUNE 30, 2006

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

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous business plan and ceased operations on March 26, 2003. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

In June of 2006, our management was presented with a business opportunity by the management of CBCA Administrators, Inc. (“CBCA”) and we signed a letter of intent to acquire CBCA. CBCA is a health care service provider for self-insured employers that sponsor health care benefits for their employees. During the due diligence process, both parties agreed to not to proceed forward with the proposed transaction. As a result, we are seeking other business opportunities. We can provide no assurance that we will successfully be able to identify any other business of suitable for acquisition.

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

Results of Operations for the three and six months ended June 30, 2006 and 2005

We have had no material business operations since March 26, 2003. We did not earn any revenues during the three or six months ended June 30, 2005. We have not generated any revenue since our inception. We do not anticipate earning any revenues until such time as we are able to identify other business opportunities or companies for acquisition.

We incurred total expenses in the amount of $31,969 for the three months ended June 30, 2006, compared to total expenses of $18,556 for the three months ended June 30, 2005. Our expenses for the three months ended June 30, 2006 consisted of interest expense in the amount of $2,320 and selling general and administrative expenses of $29,649. Our expenses for the three months ended June 30, 2005 consisted of interest expense in the amount of $17,171 and selling general and administrative expenses of $1,385.

We incurred total expenses in the amount of $63,249 for the six months ended June 30, 2006, compared to total expenses of $36,227 for the six months ended June 30, 2005. Our expenses for the six months ended June 30, 2006 consisted of interest expense in the amount of $4,640 and selling general and administrative expenses of $58,609. Our expenses for the six months ended June 30, 2005 consisted of interest expense in the amount of $34,342 and selling general and administrative expenses of $1,885.

The increase in our expenses in the current reporting period when compared to the same reporting period in the prior year is primarily attributable to legal and accounting fees incurred in connection with bringing us into compliance with the reporting requirements of the Securities and Exchange Act of 1934. We anticipate our expenses will further increase if we successfully identify and complete the acquisition of a business or technology.

We incurred a net loss of $31,969 for the three months ended June 30, 2006, compared to a net loss of $18,556 for the three months ended June 30, 2005. We incurred a net loss of $63,249 for the six months ended June 30, 2006, compared to a net loss of $36,227 for the six months ended June 30, 2005. Our losses for the three and six months ended June 30, 2006 have been attributable entirely to our expenses.

Liquidity and Capital Resources

We had no assets as of June 30, 2006. We had a working capital deficit of $444,695 as of June 30, 2006. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

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

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Alexander Gilliland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

Item 5.     Other Information
On June 13, 2006, the board of directors appointed Mr. Martin Ramirez to serve as a member of our board of directors.

Prior to his appointment as a member of our board, Mr. Ramirez most recently served as senior manager with Houston-based BKD, LLP/Mazars Group, a regional and internationally affiliated accounting, auditing and consulting firma. He was responsible for external audit engagements for publicly traded and privately held companies. He also headed the energy practice for the Houston market and consulted for energy, manufacturing and service-type entities and corporations.

From 2002-2005, Mr. Ramirez was the Director of Finance/Controller for Honeywell International's Automation and Control Solutions in Latin America. Honeywell is a $25+ billion multi-national conglomerate engaged in the manufacture and sale of industrial and consumer products including: aerospace, automation and control solutions (ACS), transportation, power systems and specialty materials.

At Honeywell, Mr. Ramirez was responsible for daily financial reporting for the $150 million Latin America region as well as maintaining a sound control environment including internal controls, performance of site visits and risk assessment.

Prior to his post at Honeywell, from 1988-2002, Mr. Ramirez served as a Senior Manager at PriceWaterhouseCoopers/Coopers & Lybrand in El Paso and Houston, Texas, as well as Venezuela. At the Big 4 multinational accounting and auditing firm, his responsibilities included the planning, execution and delivery of external audit engagements for publicly traded and privately held companies.

Throughout his career, Mr. Ramirez has established an expertise in SEC reporting experience and Sarbanes-Oxley requirements. He is a graduate from the University of Texas at El Paso and is active in charitable and volunteer activities in the community of El Paso.

There are no family relationships between Mr. Ramirez and any of our directors or executive officers.

Mr. Ramirez has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years.

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

PrimePlayer Incorporated

Date:	August 7, 2006

By: /s/ Alexander Gilliland Mr. Alexander Gilliland Title: Chief Executive Officer and Director